Form 10QSB
period 1995-03-31
SIGNATURE X LTD LIMITED PARTNERSHIP
filed 1995-05-12
CIK 813826

[TEST]

              U.S. SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549



                            FORM 10-QSB

           QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934


                For the Quarter ended March 31, 1995
                   Commission File Number 33-14003


                SIGNATURE X LTD. LIMITED PARTNERSHIP
     ----------------------------------------------------------
       (Exact name of registrant as specified in its charter)


      Indiana                           35-1687036
- -------------------------------     ----------------------
(State or other jurisdiction of     (I.R.S. Employer
incorporation or organization)       Identification No.)



250 East 96th Street, Suite 450
Indianapolis, Indiana                            46240
- ---------------------------------------     --------------
(Address of principal executive office)       (Zip Code)


Registrant's telephone number, including area code (317) 581-1111


Check whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X           No
                                     ----             ----

         SIGNATURE X LTD. LIMITED PARTNERSHIP

                        INDEX


Part I - FINANCIAL INFORMATION
- ------------------------------

     Item 1. Financial Statements (Unaudited)

          Balance Sheets
          March 31, 1995 and December 31, 1994

          Statements of Operations
          Three months ended March 31, 1995 and 1994

          Statement of Partners' Equity
          Three months ended March 31, 1995

          Statements of Cash Flows
          Three months ended March 31, 1995 and 1994

          Note to Financial Statements

     Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations

Part II - OTHER INFORMATION
- ---------------------------

            SIGNATURE X LTD. LIMITED PARTNERSHIP
                     Balance Sheets
                       (Unaudited)

                                              March 31,   December 31,
                                                   1995           1994
                                          -------------  -------------
          ASSETS
Current assets:
  Cash and short-term cash investments    $     163,600        208,858
  Investments held by trustee                    80,531          3,148
                                          -------------  -------------
         Cash and cash equivalents              244,131        212,006
  Accounts receivable                            49,507         52,702
  Linen inventory                                70,813         70,813
  Other current assets                           19,768         29,131
                                          -------------  -------------
       Total current assets                 384,219,219        364,652
                                          -------------  -------------

Property and equipment:
  Land                                        1,693,614      1,693,614
  Land improvements                             384,346        384,347
  Buildings                                   6,862,247      6,846,694
  Furniture and equipment                     1,747,698      1,711,625
                                          -------------  -------------
                                             10,687,905     10,636,280
  Less accumulated depreciation               2,873,549      2,803,658

                                          -------------  -------------
       Net property and equipment             7,814,356      7,832,622

Furniture and equipment reserves                 93,864         90,524

Deferred costs, net of accumulated
amortization of $285,108 and $281,181           134,468        138,395
                                          -------------  -------------
                                           $  8,426,907      8,426,193
                                          =============  =============


  LIABILITIES AND PARTNERS' EQUITY

Current liabilities:
  Current portion of long-term debt              90,749         89,044
  Accounts payable                               31,243         24,554
  Accrued payroll and related taxes              39,368         31,456
  State and local taxes                          59,552         55,591
  Accrued interest                               91,108         23,421
                                           ------------  -------------
       Total current liabilities                312,020        224,066

Long-term debt, less current portion          5,269,514      5,283,835
Note payable to general partner               2,377,361      2,377,361
Advances from general partner                   279,065        259,065
                                           ------------  -------------
       Total liabilities                      8,237,960      8,144,327

Partners' equity                                188,947        281,866
                                           ------------  -------------

                                          $   8,426,907      8,426,193
                                           ============  =============




                   SIGNATURE X LTD. LIMITED PARTNERSHIP
                         Statements of Operations
                               (Unaudited)

                                                Three Months Ended
                                                      March 31
                                            --------------------------
                                                1995           1994
                                            -----------   ------------
Revenue:
  Room revenue                            $    577,029        571,633
  Other hotel revenue                           30,380         26,401
  Interest                                       1,653            677
                                               609,062        598,711

Cost and expenses:
  Hotel operations                             233,406        210,927
  Salaries and benefits                        180,232        155,194
  Management and franchise fees                 54,198         53,276
  Advertising and reservations                  21,077         20,718
  Interest                                     139,249        143,256
  Depreciation and amortization                 73,819         93,705
                                               701,981        677,076

Net loss                                       (92,919)       (78,365)

General partner's interest
  in net loss                                  (13,938)       (11,755)

Limited partner's interest
  in net loss                             $    (78,981)       (66,610)

Average number of limited partner
  units outstanding                                364            364

Net loss per limited
  partner unit                            $       (217)          (183)

                        SIGNATURE X LTD. LIMITED PARTNERSHIP
                           Statement of Partners' Equity
                         Three months ended March 31, 1995
                                    (Unaudited)


                                     General            Limited
                                     Partner            Partners              Total
                                   ----------          ----------          ----------
Balance at December 31, 1994     $    41,897             239,969             281,866

  Net loss                           (13,938)            (78,981)            (92,919)
                                   ----------          ----------          ----------

Balance at March 31, 1995       $     27,959             160,988             188,947
                                   ==========          ==========          ==========


Accumulated balances:
  Capital contributions              404,445           3,640,000           4,044,445
  Offering expenses                      -              (455,000)           (455,000)
  Net loss                          (376,486)         (3,024,012)         (3,400,498)
                                   ----------         -----------         -----------
Balance at March 31, 1995        $    27,959             160,988             188,947
                                   ==========         ===========         ===========

                         SIGNATURE X LTD. LIMITED PARTNERSHIP
                              Statements of Cash Flows
                      Three months ended March 31, 1995 and 1994
                                    (Unaudited)

                                                               1995           1994
                                                           -----------    -----------
Cash flows from operating activities:
  Net loss                                                $   (92,919)       (78,366)
  Items which do not use (provide) cash:
     Depreciation of property and equipment                    69,892         89,778
     Amortization of deferred costs                             3,927          3,927
     Accrued revenue and other expenses, net                   98,807         96,113
                                                           -----------    -----------
            Net cash provided by operating activities          79,707        111,452
                                                           -----------    -----------

Cash flows from investing activities:
  Additions to furniture and equipment reserves, net          (54,966)       (16,756)
  Furniture and equipment reserve funds used
     for operating expenses                                       -           11,730
                                                           -----------    -----------
       Net cash used in investing activities                  (54,966)        (5,026)
                                                           -----------    -----------

Cash flows from financing activities:
  Payments on long-term debt                                  (12,616)       (41,837)
  Advance from general partner                                 20,000         30,000
                                                           -----------    -----------
       Net cash provided by (used in) financing                 7,384        (11,837)
                                                           -----------    -----------

Change in cash and cash equivalents                            32,125         94,589
                                                           -----------    -----------
Cash and cash equivalents at beginning of period              212,006        105,034
                                                           -----------    -----------
Cash and cash equivalents at end of period               $    244,131        199,623
                                                           ===========    ===========

Additional disclosures:

  Interest paid                                          $    139,062        142,889
                                                           ===========    ===========
  Additions to property and equipment from
       furniture and equipment reserves                   $    51,626         34,952
                                                           ===========    ===========


SIGNATURE X LTD. LIMITED PARTNERSHIP
NOTE TO FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 1995



NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the financial statements included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1994.

                  SIGNATURE X LTD. LIMITED PARTNERSHIP
                  ------------------------------------
        MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        ---------------------------------------------------------
                      AND RESULTS OF OPERATIONS
                      -------------------------

RESULTS OF OPERATIONS
- ---------------------


                       Occupancy                Average Daily Rate
                       ---------                ------------------
Hotel          YTD       YTD       Change    YTD       YTD       Change
               3/31/95   3/31/94             3/31/95   3/31/94

Florence       59.0%     61.7%     (2.7)%    $48.83    $45.97    $2.86

Chester Road   40.7%     43.2%     (2.5)%    $53.45    $49.99    $3.46

                                        QTD         QTD     Percent
                                    3/31/95     3/31/94     Change
                                    -------     -------     -------
Room & Other Hotel Revenues       $607,409    $598,034        1.6%

Interest Income                     $1,653        $677      144.2%

Operating & Related Expenses      $488,913    $440,115       11.1%

Interest Expense                  $139,249    $143,256       (2.8)%

Depreciation and Amortization      $73,819     $93,705      (21.2)%

Net loss                          ($92,919)   ($78,365)      18.6%


Room and other hotel revenues of the two hotels increased slightly for the three month period ended March 31, 1995 compared to the same period in 1994 due to increases in average room rates.

Operating and related expenses of the hotels consist of the following costs and expenses - hotel operations, salaries and benefits, management and franchise fees and advertising and reservation contributions:

     Hotel operations and salaries and benefits represent all of the operational and administrative costs of operating the hotels, including all payroll, supply, utilities, maintenance and miscellaneous expenses. Hotel operations increased $22,479 as there were higher employment advertising, Guest transportation and supply costs incurred in the first quarter of 1995 compared to 1994. Salaries and benefits increased $25,038 as an adequate managerial staffing level in 1995 was achieved compared to the first quarter of 1994.

     Management and franchise fees increased slightly due to the increase in room and other hotel revenue compared to the same period last year. These fees represent amounts paid to Signature Inns, Inc., the general partner of the Partnership, for property management, accounting services and franchise fees.

     The Partnership contributes to a cooperative advertising and reservation fund administered by the general partner.
     Contributions increased slightly due to the increase in room and other hotel revenue for the period.

Interest expense represents interest on hotel mortgage loans, general partner advances and capitalized lease obligations.
Interest expense decreased primarily due to the scheduled amortization reduction of the notes.



LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

The general partner believes that cash generated from the operation of the two hotels, along with existing cash balances, will provide adequate liquidity for the Partnership to meet its operating needs during the next twelve months.

PART II - OTHER INFORMATION
- ---------------------------

     Item 1. Legal Proceedings
          See note below

     Item 2. Changes in Securities
          See note below

     Item 3. Default upon Senior Securities
          See note below

     Item 4. Submission of matters to a Vote of Security Holders
          See note below

     Item 5. Other Information
          See note below

     Item 6. Exhibits and Reports on Form 8-K
          See note below





     NOTE:     The response to each of the above items is not
applicable or is in the negative and does not require a response pursuant to the instructions.

                          SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         SIGNATURE INNS, INC., General Partner
                         of Signature X Ltd. Limited Partnership




Date  May 10, 1994  By__________________________________________
                         John D. Bontreger, President and C.E.O.
                         Signature Inns, Inc.






Date  May 10, 1994  By__________________________________________
                         Carney, Vice President Finance and
                         C.F.O.
                         Signature Inns, Inc.





Date  May 10, 1994  By__________________________________________
                         Martin D. Brew, Treasurer/Controller
                         Signature Inns, Inc.





CMF\71342