Form 10QSB
period 1995-06-30
SIGNATURE X LTD LIMITED PARTNERSHIP
filed 1995-08-14
CIK 813826

[TEST]
                         U.S. SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549



                                FORM 10-QSB

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter ended    June 30, 1995  Commission File Number   33-14003
                         -------------                           --------


                    SIGNATURE X LTD. LIMITED PARTNERSHIP
------------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)


          Indiana                            35-1687036
-------------------------------         ------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)


250 East 96th Street, Suite 450, Indianapolis, Indiana      46240
------------------------------------------------------      ------------
(Address of principal executive office)                     (Zip Code)

Registrant's telephone number, including area code     (317) 581-1111
                                                       --------------


Check whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                              Yes      X          No
                                   -------           -------

               SIGNATURE X LTD. LIMITED PARTNERSHIP

                              INDEX


Part I - FINANCIAL INFORMATION
------------------------------

     Item 1. Financial Statements (Unaudited)

          Balance Sheets
          June 30, 1995 and December 31, 1994

          Statements of Operations
          Three and six months ended June 30, 1995 and 1994

          Statement of Partners' Equity
          Six months ended June 30, 1995 and year ended
          December 31, 1994

          Statements of Cash Flows
          Six months ended June 30, 1995 and 1994

          Note to Financial Statements

     Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations

Part II - OTHER INFORMATION
---------------------------


                     SIGNATURE X LTD. LIMITED PARTNERSHIP
                               Balance Sheets
                                 (Unaudited)

                                                   June 30,   December 31,
                                                       1995           1994
                                              -------------  -------------
          ASSETS
Current assets:
  Cash and short-term cash investments      $      304,108        208,858
  Investments held by trustee                       21,708          3,148
                                              -------------  -------------
         Cash and cash equivalents                 325,816        212,006
  Accounts receivable                               50,116         52,702
  Other current assets                              87,825         99,944
                                              -------------  -------------
       Total current assets                        463,757        364,652
                                              -------------  -------------

Property and equipment:
  Land                                           1,693,614      1,693,614
  Land improvements                                384,347        384,347
  Buildings                                      6,921,134      6,846,694
  Furniture and equipment                        1,780,651      1,711,625
                                              -------------  -------------
                                                10,779,746     10,636,280
  Less accumulated depreciation                  2,943,441      2,803,658
                                              -------------  -------------
       Net property and equipment                7,836,305      7,832,622

Furniture and equipment reserves                    48,366         90,524

Deferred costs, net of accumulated
amortization of $289,036 and $281,181              130,540        138,395
                                              -------------  -------------
                                             $   8,478,968      8,426,193
                                              =============  =============


  LIABILITIES AND PARTNERS' EQUITY

Current liabilities:
  Current portion of long-term debt                 90,500         89,044
  Accounts payable                                  47,510         24,554
  Accrued payroll and related taxes                 34,450         31,456
  State and local taxes                             77,640         55,591
  Accrued interest                                  20,334         23,421
                                               ------------  -------------
       Total current liabilities                   270,434        224,066

Long-term debt, less current portion             5,257,970      5,283,835
Note payable to general partner                  2,377,361      2,377,361
Advances from general partner                      279,065        259,065
                                               ------------  -------------
       Total liabilities                         8,184,830      8,144,327

Partners' equity                                   294,138        281,866
                                               ------------  -------------

                                              $  8,478,968      8,426,193
                                               ============  =============





                   SIGNATURE X LTD. LIMITED PARTNERSHIP
                         Statements of Operations
                               (Unaudited)

                                                       Three Months Ended                              Six Months Ended
                                                             June 30                                       June 30
                                                    ------------------------                      ------------------------
                                               1995                       1994               1995                  1994
                                           ------------              -----------        ------------          -----------
Revenue:
  Room revenue                               $ 808,694                  812,258           1,385,723           1,383,891
  Other hotel revenue                           22,200                   26,457              52,580              52,900
  Interest                                       2,233                    2,137               3,886               2,814
                                           ------------              -----------        ------------         -----------
                                               833,127                  840,852           1,442,189           1,439,605
                                           ------------              -----------        ------------         -----------

Cost and expenses:
  Hotel operations                             219,280                  238,773             452,686             460,237
  Salaries and benefits                        191,369                  193,725             371,601             338,424
  Management and franchise fees                 74,504                   74,905             128,702             128,181
  Advertising and reservations                  28,974                   29,130              50,051              49,848
  Interest                                     139,991                  139,568             279,240             282,824
  Depreciation and amortization                 73,818                   93,705             147,637             187,410
                                           ------------              -----------        ------------         -----------
                                               727,936                  769,806           1,429,917           1,446,924
                                           ------------              -----------        ------------         -----------

Income (loss) before extraordinary gain        105,191                   71,046              12,272              (7,319)

Extraordinary gain from debt
    restructuring                                 -                     660,684                -                660,684
                                           ------------              -----------        ------------         -----------

    Net income                            $    105,191                  731,730              12,272             653,365

General partner's interest                      15,779                  109,760               1,841              98,005
                                           ------------              -----------        ------------         -----------

Limited partners' interest                $     89,412                  621,970              10,431             555,360
                                           ============              ===========        ============         ===========

Net income per limited
    partner unit                          $     245.64                 1,708.71               28.66            1,525.71
                                           ============              ===========        ============         ===========

Average number of limited partner
  units outstanding                                364                      364                 364                 364
                                           ============              ===========        ============         ===========

                        SIGNATURE X LTD. LIMITED PARTNERSHIP
                           Statement of Partners' Equity
                           Six months ended June 30, 1995
                                    (Unaudited)

                                              General            Limited
                                              Partner            Partners              Total
                                            ----------          ----------          ----------
Balance at December 31, 1994               $   41,897             239,969             281,866

  Net income                                    1,841              10,431              12,272
                                            ----------          ----------          ----------

Balance at June 30, 1995                   $   43,738             250,400             294,138
                                            ==========          ==========          ==========


Accumulated balances:
  Capital contributions                       404,445           3,640,000           4,044,445
  Offering expenses                               -              (455,000)           (455,000)
  Net loss                                   (360,707)         (2,934,600)         (3,295,307)
                                            ----------         -----------         -----------
Balance at June 30, 1995                   $   43,738             250,400             294,138
                                            ==========         ===========         ===========

                         SIGNATURE X LTD. LIMITED PARTNERSHIP
                              Statements of Cash Flows
                                    (Unaudited)

                                                                            Six Months Ended
                                                                              June 30
                                                                   -----------------------------
                                                                        1995           1994
                                                                    -----------    -----------
Cash flows from operating activities:
  Net income                                                       $    12,272        653,365
  Items which do not use (provide) cash:
     Depreciation of property and equipment                            139,782        179,556
     Amortization of deferred costs                                      7,855          7,853
     Extraordinary gain from debt restructuring                            -         (660,684)
     Loss on disposal of equipment                                         -            1,204
     Accrued revenue and other expenses, net                            59,617        (23,825)
                                                                    -----------    -----------
            Net cash provided by operating activities                  219,526        157,469
                                                                    -----------    -----------

Cash flows from investing activities:
  Additions to furniture and equipment reserves, net                   (75,577)       (48,295)
  Other additions to property and equipment                            (25,730)         9,659
                                                                    -----------    -----------
       Net cash used in investing activities                          (101,307)       (38,636)
                                                                    -----------    -----------

Cash flows from financing activities:
  Payments on long-term debt                                           (24,409)       (52,294)
  Advance from general partner                                          20,000         30,000
                                                                    -----------    -----------
       Net cash used in financing activities                            (4,409)       (22,294)
                                                                    -----------    -----------

Change in cash and cash equivalents                                     113,810         96,539
                                                                    -----------    -----------
Cash and cash equivalents at beginning of period                       212,006        105,034
                                                                    -----------    -----------
Cash and cash equivalents at end of period                         $   325,816        201,573
                                                                    ===========    ===========

Additional disclosures:

  Interest paid                                                    $   278,804        287,375
                                                                    ===========    ===========
  Additions to property and equipment from
       furniture and equipment reserves                            $   117,735         88,173
                                                                    ===========    ===========


SIGNATURE X LTD. LIMITED PARTNERSHIP
NOTE TO FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 1995






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


               SIGNATURE X LTD. LIMITED PARTNERSHIP
               ------------------------------------
     MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
     ---------------------------------------------------------
                    AND RESULTS OF OPERATIONS
                    -------------------------

RESULTS OF OPERATIONS
---------------------

                    Occupancy                Average Daily Rate
          YTD       YTD       Change    YTD       YTD       Change
          6/30/95   6/30/94             6/30/95   6/30/94

Florence  64.9%     66.6%     (1.7)%    $50.67    $47.55    $3.12
Chester
Road      50.3%     54.4%     (4.1)%    $54.67    $52.16    $2.51

          QTD       QTD       Percent   YTD       YTD        Percent
          6/30/95   6/30/94   Change    6/30/95   6/30/94   Change

Room & Other
Hotel
Revenues  $830,894  $838,715  (0.9)%    $1,438,303          $1,436,79 10.1%

Interest
Income    $2,233    $2,137    4.5%      $3,886    $2,814    38.1%

Hotel Operations
and Salaries and
Benefits  $410,649  $432,498  (5.1)%    $824,287  $798,661  3.2%

Management and
Franchise
Fees      $74,504   $74,905   (0.5)%    $128,702  $128,181  0.4%

Advertising and
Reserv    $28,974   $29,130   (0.5)%    $50,051   $49,848   0.4%

Interest
Expense   $139,991  $139,568  0.3%      $279,240  $282,824  (1.3)%

Depreciation and
Amort     $73,818   $93,705   (21.2)%   $147,637  $187,410   (21.2)%

Income (loss)
before
extraordinary
gain      $105,191  $71,046   48.1%     $12,272   ($7,319)  (267.7)%

Room and other hotel revenues of the two hotels were relatively unchanged for both the three and six month periods ended June 30, 1995 compared to the same period in 1994 due to decreases in occupancy and increases in average room rates.

Hotel operations and salaries and benefits represent all of the operational and administrative costs of operating the hotels, including all payroll, supply, utilities, maintenance and miscellaneous expenses. Hotel operations and salaries and benefits increased primarily due to increased employment advertising, guest transportation and supply costs in 1995 compared to 1994.

Management and franchise fees changed slightly due to the corresponding change in room and other hotel revenues for the same periods of 1995 and 1994. These fees represent amounts paid to Signature Inns, Inc., the general partner of the Partnership, for property management, accounting services and franchise fees.

The Partnership contributes to a cooperative advertising and reservation fund administered by the general partner. Contributions changed slightly due to the corresponding change in room and other hotel revenues for the periods of 1995 and 1994.

Interest expense represents interest on hotel mortgage loans, general partner advances and capitalized equipment lease obligations. Interest expense decreased due to the scheduled amortization reduction of the notes.

A partnership obligation was restructured in June 1994. The note had a balance of $3,038,045; the balance was reduced to $2,377,361 resulting in an extraordinary gain from the restructuring of $660,684.


LIQUIDITY AND CAPITAL RESOURCES

The general partner believes that cash generated from the operation of the two hotels, along with existing cash balances, will provide adequate liquidity for the Partnership to meet its operating needs during the next twelve months.

PART II - OTHER INFORMATION
---------------------------

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



                         SIGNATURE INNS, INC., General Partner
                         of Signature X Ltd. Limited Partnership




Date August 10, 1995     By
     ---------------          ---------------------------------------
                              John D. Bontreger, President and C.E.O.
                              Signature Inns, Inc.




Date August 10, 1995     By
     ---------------          ---------------------------------------
                              Mark D. Carney, Vice President
                              Finance and C.F.O.
                              Signature Inns, Inc.




Date August 10, 1995     By
     ---------------          ---------------------------------------
                              Martin D. Brew, Treasurer/Controller
                              Signature Inns, Inc.