Form 10QSB
period 1995-09-30
SIGNATURE X LTD LIMITED PARTNERSHIP
filed 1995-11-14
CIK 813826

[TEST]

                   U.S. SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549



                                FORM 10-QSB

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter ended  September 30, 1995  Commission File Number   33-14003
                       ------------------                           --------


                    SIGNATURE X LTD. LIMITED PARTNERSHIP
------------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)


          Indiana                            35-1687036
-------------------------------         ------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)


250 East 96th Street, Suite 450, Indianapolis, Indiana      46240
------------------------------------------------------      ------------
(Address of principal executive office)                     (Zip Code)

Registrant's telephone number, including area code     (317) 581-1111
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

             Balance Sheets
             September 30, 1995 and December 31, 1994

             Statements of Operations
             Three and nine months ended September 30, 1995 and 1994

             Statement of Partners' Equity
             Nine months ended September 30, 1995 and year ended
             December 31, 1994

             Statements of Cash Flows
             Nine months ended September 30, 1995 and 1994

             Note to Financial Statements

     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations

Part II - OTHER INFORMATION
---------------------------

                     SIGNATURE X LTD. LIMITED PARTNERSHIP
                               Balance Sheets
                                 (Unaudited)

                                               September 30,   December 31,
                                                    1995           1994
                                               -------------   -------------
          ASSETS

Current assets:
  Cash and short-term cash investments         $    438,170        208,858
  Investments held by trustee                        98,816          3,148
                                               -------------  -------------
         Cash and cash equivalents                  536,986        212,006
  Accounts receivable                                62,226         52,702
  Other current assets                               76,059         99,944
                                               -------------  -------------
       Total current assets                         675,271        364,652
                                               -------------  -------------

Property and equipment:
  Land                                            1,693,614      1,693,614
  Land improvements                                 384,346        384,347
  Buildings                                       6,926,421      6,846,694
  Furniture and equipment                         1,777,248      1,711,625
                                               -------------  -------------
                                                 10,781,629     10,636,280
  Less accumulated depreciation                   2,999,864      2,803,658
                                               -------------  -------------
       Net property and equipment                 7,781,765      7,832,622

Furniture and equipment reserves                     76,516         90,524

Deferred costs, net of accumulated
amortization of $292,962 and $281,181               126,614        138,395
                                               -------------  -------------
                                               $  8,660,166      8,426,193
                                               =============  =============


  LIABILITIES AND PARTNERS' EQUITY

Current liabilities:
  Current portion of long-term debt                  90,500         89,044
  Accounts payable                                   52,144         24,554
  Accrued payroll and related taxes                  21,655         31,456
  State and local taxes                              96,861         55,591
  Accrued interest                                   87,696         23,421
                                                ------------  -------------
       Total current liabilities                    348,856        224,066

Long-term debt, less current portion              5,245,830      5,283,835
Note payable to general partner                   2,377,361      2,377,361
Advances from general partner                       259,065        259,065
                                                ------------  -------------
       Total liabilities                          8,231,112      8,144,327

Partners' equity                                    429,054        281,866
                                                ------------  -------------

                                                $ 8,660,166      8,426,193
                                                ============  =============


                   SIGNATURE X LTD. LIMITED PARTNERSHIP
                         Statements of Operations
                               (Unaudited)

                                         Three Months Ended         Nine Months Ended
                                                        September 30                              September 30
                                           -------------------------------------        --------------------------------
                                               1995                      1994               1995                 1994
                                           ------------              -----------        ------------         -----------
Revenue:
  Room revenue                               $ 989,679                  927,559           2,375,402           2,311,450
  Other hotel revenue                           14,697                   24,782              67,277              77,682
  Interest                                       4,055                    2,597               7,941               5,411
                                           ------------              -----------        ------------         -----------
                                             1,008,431                  954,938           2,450,620           2,394,543
                                           ------------              -----------        ------------         -----------

Cost and expenses:
  Hotel operations                             307,657                  301,445             760,343             761,682
  Salaries and benefits                        227,718                  209,043             599,319             547,467
  Management and franchise fees                 90,235                   85,375             218,937             213,556
  Advertising and reservations                  35,091                   33,201              85,142              83,049
  Interest                                     138,996                  141,533             418,236             424,357
  Depreciation and amortization                 73,818                   93,705             221,455             281,115
                                           ------------              -----------        ------------         -----------
                                               873,515                  864,302           2,303,432           2,311,226
                                           ------------              -----------        ------------         -----------

Income (loss) before extraordinary gain        134,916                   90,636             147,188              83,317

Extraordinary gain from debt
    restructuring                                 -                        -                   -                660,684
                                           ------------              -----------        ------------         -----------

    Net income                            $    134,916                   90,636             147,188             744,001

General partner's interest                      20,237                   13,595              22,078             111,600
                                           ------------              -----------        ------------         -----------

Limited partner's interest                $    114,679                   77,041             125,110             632,401
                                           ============              ===========        ============         ===========

Net income per limited
    partner unit                          $        315                      212                 344               1,737
                                           ============              ===========        ============         ===========

Average number of limited partner
  units outstanding                                364                      364                 364                 364
                                           ============              ===========        ============         ===========


                        SIGNATURE X LTD. LIMITED PARTNERSHIP
                           Statement of Partners' Equity
                        Nine Months ended September 30, 1995
                                    (Unaudited)

                                              General            Limited
                                              Partner            Partners              Total
                                            ----------          ----------          ----------
Balance at December 31, 1994               $   41,897             239,969             281,866

  Net income                                   22,078             125,110             147,188
                                            ----------          ----------          ----------

Balance at September 30, 1995              $   63,975             365,079             429,054
                                            ==========          ==========          ==========


Accumulated balances:
  Capital contributions                       404,445           3,640,000           4,044,445
  Offering expenses                               -              (455,000)           (455,000)
  Net loss                                   (340,470)         (2,819,921)         (3,160,391)
                                            ----------         -----------         -----------
Balance at September 30, 1995              $   63,975             365,079             429,054
                                            ==========         ===========         ===========

                         SIGNATURE X LTD. LIMITED PARTNERSHIP
                              Statements of Cash Flows
                                    (Unaudited)
                                                                         Nine Months Ended
                                                                           September 30
                                                                   -----------------------------
                                                                        1995           1994
                                                                    -----------    -----------
Cash flows from operating activities:
  Net income                                                       $   147,188        744,001
  Items which do not use (provide) cash:
     Depreciation of property and equipment                            209,674        269,334
     Amortization of deferred costs                                     11,781         11,781
     Extraordinary gain from debt restructuring                            -         (660,684)
     Loss on disposal of equipment                                       3,644          1,205
     Change in accrued interest payable                                 64,275         55,378
     Accrued revenue and other expenses, net                            73,420          7,970
                                                                    -----------    -----------
            Net cash provided by operating activities                  509,982        428,985
                                                                    -----------    -----------

Cash flows from investing activities:
  Additions to furniture and equipment reserves, net                  (117,875)       (69,786)
  Other additions to property and equipment                            (30,803)          -
  Proceeds from sale of assets                                             225           -
                                                                    -----------    -----------
       Net cash used in investing activities                          (148,453)       (69,786)
                                                                    -----------    -----------

Cash flows from financing activities:
  Payments on long-term debt                                           (36,549)       (65,684)
  Advance from general partner                                          30,000         30,000
  Repayment to general partner                                         (30,000)       (30,000)
                                                                    -----------    -----------
       Net cash used in financing activities                           (36,549)       (65,684)
                                                                    -----------    -----------

Change in cash and cash equivalents                                    324,980        293,515
                                                                    -----------    -----------
Cash and cash equivalents at beginning of period                       212,006        105,034
                                                                    -----------    -----------
Cash and cash equivalents at end of period                         $   536,986        398,549
                                                                    ===========    ===========

Additional disclosures:

  Interest paid                                                    $   418,236        424,357
                                                                    ===========    ===========
  Additions to property and equipment from
       furniture and equipment reserves                            $   131,883         49,725
                                                                    ===========    ===========

SIGNATURE X LTD. LIMITED PARTNERSHIP
NOTE TO FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 1995






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




               SIGNATURE X LTD. LIMITED PARTNERSHIP
               ------------------------------------
     MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
     ---------------------------------------------------------
                    AND RESULTS OF OPERATIONS
                    -------------------------

RESULTS OF OPERATIONS
---------------------
                             Occupancy                   Average Daily Rate
                      YTD       YTD       Change      YTD       YTD       Change
                    9/30/95   9/30/94               9/30/95   9/30/94
Florence            70.1%     69.9%        0.2%     $52.02    $48.83      $3.19
Chester
Road                58.3%     60.6%       (2.3)%    $55.02    $53.57      $1.45

                     QTD         QTD       Percent     YTD         YTD       Percent
                   9/30/95     9/30/94     Change    9/30/95     9/30/94     Change
Room & Other
Hotel
Revenues           $1,004,376  $952,341       5.5%   $2,442,679  $2,389,132    2.2%

Interest
Income                 $4,055    $2,597      56.1%       $7,941      $5,411   46.8%

Hotel Operations
and Salaries and
Benefits             $535,375  $510,488       4.9%   $1,359,662  $1,309,149    3.9%

Management and
Franchise
Fees                  $90,235   $85,375       5.7%     $218,937    $213,556    2.5%

Advertising and
Reserv                $35,091   $33,201       5.7%      $85,142     $83,049    2.5%

Interest
Expense              $138,996  $141,533      (1.8)%    $418,236    $424,357   (1.4)%

Depreciation and
Amort                 $73,818   $93,705     (21.2)%    $221,455    $281,115   (21.2)%

Income (loss)
before
extraordinary
gain                 $134,916   $90,636      48.9%     $147,188     $83,317    76.7%


Room and other hotel revenues of the two hotels were relatively unchanged for both the three and nine month periods ended September 30, 1995 compared to the same period in 1994 due to the combined effect of a decrease in occupancy and increases in average room rates.

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



                                SIGNATURE INNS, INC., General Partner
                                of Signature X Ltd. Limited Partnership




Date November 10, 1995       By
     -----------------          ---------------------------------------
                                John D. Bontreger, President and C.E.O.
                                Signature Inns, Inc.




Date November 10, 1995       By
     -----------------          ---------------------------------------
                                Mark D. Carney, Vice President
                                Finance and C.F.O.
                                Signature Inns, Inc.




Date November 10, 1995       By
     -----------------          ---------------------------------------
                                Martin D. Brew, Treasurer/Controller
                                Signature Inns, Inc.