Form 10KSB
period 1995-12-31
SIGNATURE X LTD LIMITED PARTNERSHIP
filed 1996-04-01
CIK 813826

[LIVE]

         UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-KSB

         Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the fiscal year ended December 31, 1995

                Commission File Number 33-14003

              SIGNATURE X LTD. LIMITED PARTNERSHIP
       (Exact name of small business issuer in its charter)

            Indiana                               35-1687036
            -------                               ----------
     (State or other jurisdiction of         (I.R.S. Employer
     incorporation or organization)          Identification No.

  250 East 96th Street, Suite 450, Indianapolis, Indiana 46240
  ------------------------------------------------------------
  (Address of principal executive offices)          (Zip Code)

        Registrant's telephone number   (317) 581-1111
                                        --------------

Securities registered pursuant to Section 12(b) of the Exchange
Act:  None

Securities registered pursuant to Section 12(g) of the Exchange
Act:  None

Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes  X    No
         ----     ----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form. No disclosure will be contained, to the best of Registrant's knowledge, in any definitive proxy or information statements incorporated by reference herein. [ X ]

Issuer's revenues for the most recent fiscal year $3,117,727
Aggregate Market Value of Units Held by Non-Affiliates:  Unknown
                                                         (See Item 5)
Documents Incorporated By Reference:  None

Transitional Small Business Disclosure Format (check one):

     Yes      No   X
         ----    ----

                             PART I
                             ------

     Item 1.  Business of Signature X Ltd. Limited Partnership.

A.   Organization.

     Signature X Ltd. Limited Partnership (hereinafter sometimes referred to as the "Issuer," the "Partnership" or the "Registrant") was originally organized pursuant to a Certificate and Agreement of Limited Partnership dated September 19, 1986, which was filed for record with the Marion County, Indiana, Recorder on September 19, 1986, in accordance with the Indiana Uniform Limited Partnership Act (I.C. Sec. 23-4-2-1 et seq.) ("ULPA"). On July 1, 1988, the Partnership filed a Certificate of Limited Partnership under the Revised Uniform Limited Partnership Act ("INRULPA"), thereby electing to be governed under the provisions of INRULPA. As a result, effective on July 1, 1988, the Partnership became a partnership governed by INRULPA rather than by the ULPA.

     Subsequent to its organization, the Partnership commenced an SEC registered, public offering of Units of limited partnership interest (the "Units") at $10,000 per Unit, with a minimum subscription of one-half Unit pursuant to a Registration Statement which originally became effective on May 29, 1987. The offering was concluded in October, 1988. A total of 364 Units, aggregating $3,640,000, was sold in the offering to 386 purchasers who became limited partners of the Partnership.

     Signature Inns, Inc. (hereinafter sometimes referred to as the "General Partner"), in its capacity as General Partner, contributed $404,445 as its capital contribution to the Partnership. In addition to its capital contribution in its capacity as a General Partner, Signature Inns, Inc. acquired 10 Units in the offering at the same price and on the same terms as paid by all other investors in the offering, which Units the General Partner is required to hold indefinitely.

B.   The General Partner.

     The General Partner of the Partnership is Signature Inns,
Inc. ("General Partner"), an Indiana corporation, which was incorporated on March 31, 1978.

C.   The General Partner's Affiliated Partnerships and Joint
Ventures.

     The General Partner, directly or through a wholly-owned subsidiary, is the general partner of a total of 21 Indiana limited partnerships and joint venture partnerships. The partnerships own an aggregate of 23 Signature Inn hotels totaling 2,748 rooms. Each of those 23 operating hotels and one additional eighty-one room hotel currently under construction are operated under long-term management and franchise agreements with the General Partner, from which the General Partner derives substantial fee revenue.

D.   The General Partner's Subsidiaries.

     The General Partner has four, wholly-owned subsidiary corporations. Signature Securities Corporation ("SSC"), is an SEC/NASD registered "limited" broker-dealer which previously was engaged in the offer and sale of direct participation programs (e.g., limited partnership real estate offerings) of partnerships affiliated with Signature Inns, Inc. SSC has marketed thirteen limited partnership programs. However, SSC has not offered limited partnership interests since 1989.

     The Signature Franchise Corporation ("SFC") subsidiary was organized in connection with the 1992 Debt Restructuring. SFC never engaged in any business operations.

     The P & N Corporation ("P & N") subsidiary was organized in late 1993 and acts as the general partner of the Peoria/Normal Signature Limited Partnership, which owns and operates the Normal and Peoria, Illinois, Signature Inn hotel properties , the Knoxville Signature Limited Partnership which owns and operates the Knoxville, Tennessee, Signature Inn hotel property and Meridian Signature Limited Partnership which owns land and a hotel under construction in Indianapolis, Indiana. Those properties are managed and franchised under management and franchise agreements between the partnerships and the General Partner.

     The S.I.E. Corporation subsidiary was organized in December
1995 and acts as general partner for Signature Northwestern Ltd.
- - I.

E.   Location of Signature Inn Hotels.

     The General Partner's ownership interest in the following affiliated hotel partnerships ranges between 5% and 50%, depending upon the capital contributions made to the particular partnership and other factors relating to the structuring of the partnership. All mortgage loans on partnership properties are non-recourse to the General Partner.

        GENERAL PARTNER'S AFFILIATED SIGNATURE INN HOTEL
                 PARTNERSHIPS AND JOINT VENTURES
Partnership              Date Organized   Location of Hotel(s)
- -----------              --------------   --------------------
Signature I Ltd.         01/16/81         Fort Wayne, IN

Signature II Ltd.        11/12/81         Indianapolis, IN

Signature III Ltd.       02/04/82         Lafayette, IN

Signature IV Ltd.        08/27/82         Muncie, IN

Signature V Ltd.         03/09/84         Cincinnati, OH

Signature Southport      04/23/84         Indianapolis, IN
  Joint Venture

Signature Northwestern   12/31/84         Indianapolis, IN
  Ltd. - I

Signature VI Ltd.        01/16/85         Indianapolis, IN

Signature VII Ltd.       04/24/85         Columbus, OH,
                                            and Kokomo, IN

Signature VIII Ltd.      11/05/85         Evansville, IN

Signature IX Ltd.        07/01/86         Terre Haute, IN

Signature Elkhart Ltd.   07/02/86         Elkhart, IN

Signature X Ltd.         09/19/86         Florence, KY,
                                            and Sharonville, OH

Signature XI Ltd.        09/26/86         Miamisburg
                                            (i.e., Dayton), OH

Signature XII Ltd.       10/03/86         South Bend, IN

Signature XIV Ltd.       12/12/86         Louisville, KY

Signature XVII Ltd.      09/20/88         Indianapolis (North), IN

Signature XXI Ltd.       06/12/89         Bettendorf, IA

Peoria/Normal Signature  12/16/93         Normal, IL
  Limited Partnership                       and Peoria, IL

Knoxville Signature      05/04/94         Knoxville, TN
  Limited Partnership

Meridian Signature       July 96          Carmel, IN
  Limited Partnership    Planned opening

F.   The Signature Inn Hotel Concept.

     The Signature Inn concept has been continuously improved since 1981 and has been favorably received by the traveling public. The Signature Inn concept is predicated upon a simple principle of providing first-class service to its hotel Guests on a consistent basis in all hotels. In order to accomplish this type of service, Signature has developed a guest services program entitled "Legendary Service," which involves the employment of individuals who are goal and team oriented, possess a positive mental attitude, a good work ethic, have a sincere desire to serve our Guests and portray the clean-cut "Signature Look." Those employees are then trained under the Legendary Service program to provide efficient, friendly and courteous service.
The Legendary Service program also requires that, in the event a problem cannot be resolved to the satisfaction of a guest, the guest will receive a money-back guarantee.

     In addition to the Legendary Service provided by the employees to hotel Guests, the Signature concept is also identified by the physical features and specialized services offered to Guests. Signature Inn hotels have large, spacious, well furnished and attractively decorated lobby-registration areas. The guest rooms are attractively decorated and designed to have a high aesthetic appeal and to provide convenience and comfort. Signature rooms feature a queen or king-sized bed and a recliner chair. Special services and amenities offered by Signature Inn hotels include:

Newspaper delivered to room        HBO, cable and in-room movies
Fax Machines                       Meeting rooms
Large desk in all rooms            Interview centers
Free local calls                   Guest storage facilities
Free Breakfast Express             Business center facilities
Professional conference center     No-Smoking rooms
Outdoor or indoor swimming pool    Guest spa rooms
                                   Guest voice mail


Other than the professional conference center, meeting rooms, in-room movies and long distance charges for fax machines, all items on the foregoing list are furnished to the guest on a complimentary basis.

     Although each Signature Inn hotel offers high quality lodging accommodations and services to the public, Signature Inn hotels do not offer restaurant, bar or lounge facilities. As with many other economy/limited service hotels, the General Partner eliminated what it considered to be the lower profit margin departments of "food and beverage" and the unproductive and costly, large public areas associated with full service hotels. However, the Signature Inn hotels are generally located adjacent to or near quality restaurants for the convenience of their Guests. Because Signature Inns do not have restaurants inside the hotels, Signature Inn hotels, like other economy/limited service hotels, generally have a significantly lower break-even threshold and are not as labor and management intensive as All-Suite or Full Service hotels.

G.   Hotel Industry Overview and Partnership Hotel Results.

     Signature Inn hotels operate in the "upper economy/limited service" segment of the hotel industry. The following table illustrates average occupancy and average daily room rates
("ADR") for the years indicated of the Partnership hotels and the Signature Inn chain (23 hotels) compared to "upper economy chains" and the industry:

                                Occupancy                ADR
                         --------------------   --------------------
                         1995    1994   1993    1995    1994    1993
                         ----    ----   ----    ----    ----    ----
Florence                 67.3%   66.2%  63.5%   $51.74  $48.94  $46.87

Sharonville              55.6%   56.8%  53.5%   $54.59  $53.40  $50.43

Signature Inn Chain      67.2%   67.9%  66.2%   $55.81  $53.45  $50.48

Upper Economy Chains*    64.4%   65.4%  64.4%   $47.39  $46.08  $44.31

Hotel Industry*          65.5%   65.1%  63.1%   $67.34  $63.64  $61.31

*Source:  Smith Travel Research.

     The General Partner believes an important indicator of hotel performance within a segment of the industry is "revenue per available room" (REV PAR), which combines both the occupancy and the average daily room rate achieved. REV PAR for the years indicated for the Signature Inn chain and the "upper economy chains" is as follows:

                                            REV PAR
                               --------------------------------
                                   1995      1994      1993
                                   ----      ----      ----
Signature Inn Chain                $37.50    $36.29    $33.42

Upper Economy Chains               $30.52    $28.87    $27.38

     The upper economy/limited service hotels have performed better than all other segments in the industry during the past several years. It is management's belief that the economy/limited service hotel segment will continue to be the fastest growing segment in the U.S. hotel industry. Accordingly, management believes that the Signature Inn chain of hotels are competitively positioned within the domestic lodging industry.

     The hotel industry experienced declines in average occupancy rates for several years prior to 1991 brought on by room supply growth exceeding room demand, and annual average daily rate increases less than inflation due to significant discounting of room rates. In 1992, the industry began to improve with increasing average occupancy and larger average daily rate gains. Through 1995, this favorable trend has continued. However, continuation of this positive trend in the hotel industry is dependent in large part on demand growth in relation to supply growth over the next several years. Room demand growth continues to increase faster than supply growth, although recently the supply growth appears to be accelerating.

H.   Trademarks.

     The mark "Signature Inn" with related logo was registered by the General Partner with the Indiana Secretary of State effective on October 8, 1980. In addition, on October 4, 1982, the mark "Signature Inn" (with logo) was registered on the principal register of the United States Patent and Trademark Office. On September 18, 1984, the mark "Signature Inn", only, and the stylized "S" logo, only, were registered on the principal register of the United States Patent and Trademark Office. On February 14, 1990, the declarations of five years use for each of the marks was accepted by the United States Patent and Trademark Office. These registrations are now in effect until a renewal date of September 18, 2004. Another mark, "We Help You Get Down to Business," which is used by Signature Inns in its hotel operations, was registered with the United States Patent and Trademark Office on October 12, 1982. An additional mark, "Sincerely Yours," was registered in 1990 with the United States Patent and Trademark Office. The mark "Breakfast Express" was registered with the U.S. Patent and Trademark Office on November 3, 1992. The Mark "There's Something Personal About a Signature" was registered with the U.S. Patent and Trademark Office on April 30, 1991.

     On June 1, 1989, Signature Inns, Inc. entered into an agreement with a Canadian group which had owned the Canadian trademark registration of "Signature Inn." Under the agreement, the Canadian registration of the mark "Signature Inn" became the property of Signature Inns, Inc.

I.   The General Partner's Corporate Account Sales and Marketing.

     The General Partner systematically develops regional and national accounts consisting of corporations and travel agency consortiums which use one or more Signature Inn hotels in the chain on a regular basis. Many of these publish their own corporate travel directories, stipulating hotel locations which have been approved for lodging accommodations. Signature Inns appears in numerous corporate and travel consortium directories, including the following: Maritz, Carlson/Wagonlite, BTI Americas, ABC Corporate Services, Rosenbluth Travel, General Motors, Ameritech, and Navistar. In addition, a National Sales Director and Director of Hotel Sales work with and assist hotel employees responsible for local sales efforts in Signature Inn markets. This corporate marketing program gives Signature Inn hotels excellent visibility to business customers who are likely to utilize Signature Inns on a systematic and chain-wide basis.

J.   The General Partner's Centralized Reservation System.

     Signature Inn hotels utilize Teleservice Resources, a subsidiary of AMR Company based in Dallas/Fort Worth, Texas, to provide central reservation services. The 800 number utilized by Signature as its central reservation number allows the public in the United States and Canada to make toll-free reservations by telephone, and travel agents can make electronic reservations by using one of several electronic airline reservation systems.

K.   The General Partner's Hotel Advertising.

     The General Partner utilizes the services of Lord, Sullivan
& Yoder, Inc. Advertising of Columbus, Ohio, to provide full-service advertising for the Signature Inn chain and to direct the chain's advertising program. Lord, Sullivan & Yoder, Inc. assists in the formulation of the Signature Inn chain and individual hotel advertising programs and budgets. The General Partner also utilizes Montgomery Zukerman Davis, Inc., a full-service advertising firm located in Indianapolis, Indiana, for public relations activities.

L.   The General Partner's Employees.

     Including its five executive officers, the General Partner employs twenty-five full-time employees at its corporate office.
In addition, the general and assistant general manager at each of the 23 operating Signature Inns are employees of the General
Partner. The General Partner also employs approximately seventy-five full-time employees at three of the hotels managed by the General Partner. The General Partner believes it has an excellent relationship with its employees.

M.   Seasonality.

     Demand for hotel accommodations varies seasonally in the General Partner's current market areas. Typically, demand for hotel accommodations and, correspondingly, occupancy rates for each of the Signature Inn hotels within the Signature chain will be higher during the period from March through October and lower during the period from November through February.

N.   Competition.

     The operation of hotels is an extremely competitive business. The General Partner as a management General Partner and its affiliated hotel partnerships as owners of hotels are each in competition with numerous management companies and hotel chains in their respective areas of operation of varying quality and size, including national and regional chains, and hotels which have available to them greater name recognition and financial resources than the General Partner. The General Partner believes its management possesses adequate experience and that the Signature Inn concept is sufficiently recognized to enable the chain to compete successfully against its competitors.

O.   Refurbishing.

     To meet competition in the industry and to maintain economic values, continuing expenditures must be made for modernizing, refurbishing and maintaining existing facilities prior to the expiration of their anticipated useful lives. If such expenditures are not made, the value and profitability of the property may be diminished. Each affiliated hotel limited partnership establishes reserve funds in connection with the operation of its hotel for refurbishing which are based upon specified percentages of hotel revenues.

P.   Energy and Environmental Factors.

     Present and future regulations issued to meet federal or local antipollution standards, limitations on or rationing of gasoline usage, gasoline shortages, or other effects of any future energy crisis or shortage of natural resources may affect adversely utilization of one or more of the Signature Inn hotel properties by travelers or increase the cost of operating such properties and thus adversely affect the General Partner's operations. Further, environmental studies required to be performed by the General Partner and its affiliated partnerships in connection with the acquisition of properties in order to avoid potential liability under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended by the Super Fund Amendments and Reauthorization Act of 1986, add to the costs and risks of acquisition of real estate sites generally.

Q.   Americans With Disabilities Act.

     The General Partner believes that all Signature Inn hotels within the Signature Inn chain currently are in compliance with the Americans With Disabilities Act and does not anticipate that future compliance with this regulation will require substantial cash resources.

R.   Miscellaneous.

     Neither the General Partner nor any of its affiliated limited partnerships are dependent upon a single customer or a very few customers, the loss of any one of which would not have a material adverse effect on the General Partner. All raw materials utilized by the General Partner and its affiliated limited partnerships in the construction or refurbishing of their respective hotels are believed to be readily available at competitive prices. The General Partner is not engaged in any material research or development activities.

S.   The Partnership's Hotels.

     The business of the Partnership consists exclusively of the ownership and operation of two Signature Inn hotels located in Florence, Kentucky, and Sharonville, Ohio. A listing of these hotels, location, the number of rooms, and opening dates is as follows:

Location of Hotel             Number of Rooms       Opening Date
- -----------------             ---------------       ------------
I-75/71 & Turfway Road              125               07/14/87
Florence, Kentucky

I-75 & Sharonville Road            130               09/08/87
Sharonville, Ohio

     Each of the foregoing properties is operated as a franchisee of the General Partner. The Partnership has entered into a Signature Inn Individual Hotel License Agreement with respect to each of the hotels. By the terms of those agreements, the Partnership was to pay to Signature Inns, Inc. monthly franchise fees (i.e., royalties) equal to 4% of the gross receipts of each of the hotels and, in addition, contribute an additional 3.5% of gross receipts to advertising and reservation funds administered by Signature Inns, Inc. to finance advertising programs and a reservation system. Certain of these fees have been waived or modified. See Item 6, Management's Discussion and Analysis of Financial Condition and Results of Operations. The initial term of each of the agreements is 10 years, and the Partnership has an option to renew each of those agreements for an additional term of 5 years. Under the terms of the agreements, the Partnership is authorized to use the name "Signature Inn," as well as other trademarks and logos associated with the Signature system, and the General Partner provides various services in relation to that system.

     Each of the Partnership's hotels is managed by the General Partner pursuant to a Management Agreement entered into between the Partnership and the General Partner. Under the Management Agreements, the General Partner establishes policies for the Partnership's employees having direct responsibility for the hotel's operation. In addition, the General Partner establishes room rates, directs the promotional activity of the Partnership's employees, supervises the purchase and replacement of equipment and supplies, supervises maintenance activities and selects vendors, suppliers and independent contractors. In addition, the General Partner performs all bookkeeping and administrative duties in connection with each of the hotels and administers payments and reports to the Limited Partners.

     The Partnership is required to pay to the General Partner as compensation for its management and accounting services an amount equal to 5% of gross receipts per month for each of the hotels. This compensation is in addition to the cost of compensating the Partnership's own employees and the costs of goods and services acquired by the Partnership from independent contractors. However, the management fee covers all of the General Partner's overhead for which there is no separate charge.

     A mortgage loan of $2,730,000 at December 31, 1995, relating to industrial revenue bonds issued by the City of Florence, Kentucky, is secured by the Florence hotel and includes various principal amounts which bear interest at an effective rate of 9.76% and mature serially to 2016. The bond indenture requires the maintenance of a debt service fund of $225,000 before distributions can be made to the partners. Withdrawals from the fund are permitted for working capital and other operating needs.

     A mortgage loan of $2,504,869 at December 31, 1995, is secured by the Sharonville hotel and is payable in monthly installments of $23,502, including interest at 10.0%. The interest rate and monthly installments are adjustable at three-year intervals to 3.75% above the three-year U.S. Treasury
Constant Maturity rate, based on maturity in 2018. The interest rate is not to exceed 15% through maturity in 1998, or be less than 10%.

     In 1994, the General Partner restructured the note payable to General Partner, which had a balance of $3,038,045, and reduced the balance to $2,377,361 resulting in an extraordinary gain from the restructuring of $660,684. The restructured note is non-interest bearing and repayments are dependent on future annual cash flows of the Partnership. The note matures in 2004 and requires annual principal payments equal to 50% of defined available cach flow but not in excess of $237,736.

     In the opinion of Partnership management, both hotel properties are adequately insured.

     Sharonville Office Building. In 1994, the Partnership demolished an office building at a cost of $7,500, and the City of Sharonville added additional parking on the former building site which is adjacent to the new Sharonville Convention Center. The Partnership entered into a twenty-year cost-sharing agreement with the City for the maintenance of this parking lot which provides for annual payments to the Partnership of $2,400, increasing 4% each year. The agreement allows the City to utilize the new parking area for a period of twenty years. The Partnership has the right to terminate the agreement at any time prior to the end of the twenty year period, with a payment to the City of $6,000 for each of the remaining years of the contract.

T.   Reserves.

     Although the Partnership attempts to maintain adequate working capital reserves, the Partnership's working capital reserves historically have been inadequate. In the past, the General Partner periodically has advanced funds to the Partnership. The General Partner may be unable or unwilling to make future advances to the Partnership.

     As a result of the Partnership's recurring losses from operations and decreases in cash flows, the Partnership's audited financial statements include Note 1 which states that failure to reach the anticipated increased revenues could jeopardize the Partnership's ability to meet its obligations.

U.   Employees.

     As of December 31, 1995, the Partnership employed approximately 50 employees, approximately ten (10) of whom were employed on a part-time basis.

V.   Summary of Partnership Agreement.

     The following is a brief summary of certain provisions of the Partnership Agreement.

     (1) Powers of the General Partner. Signature Inns, Inc. (the "General Partner") has full, exclusive, and complete authority and discretion in the management and control of the business of the Partnership. (Sections 9.01 and 9.02.) Limited Partners have no right or power to take part in the management of, or to bind, the Partnership. (Section 14.01.)

     (2) Liabilities of the Limited Partners. The Partnership Agreement provides that no Limited Partner shall be liable for any debts or obligations of the Partnership in excess of the amount of his/her Capital Contribution which has not been previously returned to him/her (Section 14.03), except that, under applicable law, the Limited Partners may be required to return (with interest) amounts distributed to them as a return of their Capital Contributions if the Partnership is unable to pay creditors who extended credit to the Partnership prior to the date of any such return of capital. (Section 6.03.) In addition, all undistributed Cash Available for Distribution and proceeds of the sale or financing of Partnership Properties which would otherwise be distributed to the Partners are available, along with all Partnership assets, to creditors to satisfy the debts and obligations of the Partnership until actually distributed. (Section 14.03.)

     Upon payment in full of the subscription price, Units acquired by Limited Partners pursuant to the Partnership Agreement become fully paid and nonassessable. (Section 6.06.) No Limited Partner has the right to withdraw all or any portion of his Capital Contribution until the full and complete winding up and liquidation of the business of the Partnership, except as otherwise provided by law. (Section 6.03.)

     (3) Meetings and Voting Rights of the Limited Partners. Meetings of the Limited Partners may be called at any time by the General Partner or by one or more Limited Partners holding more than 25% of the Units. Limited Partners can vote at any meeting and the Limited Partners can act without a meeting by written consent, provided that written consents are delivered to the General Partner. Limited Partners are entitled to one vote for each Unit held. (Section 14.04.)

     Limited Partners may, with the affirmative vote of those holding more than 50% of the Units, take action on the following matters: (a) the approval or disapproval of the sale or exchange of all or substantially all of the Partnership's properties; (b) dissolution of the Partnership; (c) removal of a General Partner or any successor General Partner; (d) election of new General Partner upon the removal, retirement, bankruptcy, insolvency or death of a General Partner or any successor General Partner; and,
(e) amendment of the Partnership Agreement (Section 14.01.).

     The right of the Limited Partners to amend the Partnership Agreement, however, is limited with respect to amendments affecting limited liability of the Limited Partners and the rights and interests of the General Partner. (Section 14.02.) Amendments receiving the requisite vote will be executed by the General Partner on behalf of all Limited Partners acting pursuant to the power of attorney contained in the Partnership Agreement. (Section 17.01.)

     (4) Reserves. The General Partner shall make an initial provision for adequate reserves (by retention of proceeds from the sale of Units and Cash Flow from operations) for working capital in an amount equal to approximately 5% of the "Project Cost" of each hotel and for replacements of furniture, fixtures, and equipment in the amount set forth under Section 9.02(1).

     (5) Books and Records. The General Partner is required to maintain at the Partnership's principal office full and accurate records for the Partnership, and all Limited Partners shall have the right to inspect and examine such books and records at all reasonable times and upon reasonable notice. (Section 13.01.) Annual audits of the Partnership's affairs will be conducted by such firm of independent certified public accountants as may from time to time be engaged by the Partnership. (Section 13.02.)

     (6) Limited Transferability of Units. There are a number of restrictions on the transferability of Units, including, among others, the following: Units may not be subdivided after purchase; and investors transferring less than all of their Units must transfer a number of Units such that, after the transfer, both the transferor and the transferee shall own not less than one Unit. A transfer fee in an amount sufficient to cover transfer costs will be established by the General Partner, and payment thereof shall be a condition to effectiveness of a transfer. All transfers of Units must be pursuant to assignment documentation satisfactory in form and substance to the General Partner. No Unit may be sold, assigned or exchanged if the sale of such Unit, when added to the total of all other Units sold or exchanged within the period of 12 consecutive months prior to the proposed date of sale or exchange, would, in the opinion of counsel for the Partnership, result in the termination of the Partnership under Section 708 of the Internal Revenue Code (dealing with transfers of 50% or more of the outstanding interests of a partnership) unless the Partnership and the transferring holder shall have received a ruling by the Internal Revenue Service that the proposed sale or exchange will not cause such termination. (Section 15.03.)

     An Assignee of Units shall not become a substituted Limited Partner in place of his/her assignor unless there is compliance with, among others, the following additional conditions: (i) the written consent of the General Partner to such substitution shall have been obtained, which consent in the General Partner's absolute discretion may be withheld and (ii) the Assignee shall have expressly agreed to become a party to the Partnership Agreement. (Section 15.04.)

     (7) Assignability of General Partner's Interest. With the consent of the General Partner and Limited Partners holding more than 50% of the Units, the General Partner may designate a successor or additional General Partners, in each case with such participation in such General Partner's interest as such General Partner and such successor or additional General Partners may agree upon, provided that the interests of the Limited Partners are not affected thereby.

     A General Partner may withdraw from the Partnership at any time upon 60 days prior written notice to the Limited Partners and any other General Partner or may transfer his interest to an entity controlling, controlled by, or under common control with it; provided, however, that in either such event, if it is determined that the Partnership business is to be continued rather than dissolved and liquidated upon the happening thereof, the withdrawal or transfer shall be effective only after receipt by the Partnership of an opinion of legal counsel to the effect that such withdrawal or transfer will not cause the Partnership to be classified as an association taxable as a corporation rather than as a partnership for federal income tax purposes. (Section 15.01.)

     (8) Dissolution and Termination. The Partnership is to continue until April 22, 2035, but may be dissolved earlier as provided in the Partnership Agreement or by law. (Article V.) The Partnership Agreement provides that the withdrawal, bankruptcy, insolvency, death, or removal by the Limited Partners of the General Partner will dissolve the Partnership unless the General Partner, or, if there is no remaining General Partner, the Limited Partners, by a majority vote in interest, elect to continue the business of the Partnership. (Section 18.01.) The Limited Partners also can dissolve the Partnership by a vote of a majority in interest without removing the General Partner. (Section 18.01.) In the event the Partnership is dissolved, the assets of the Partnership shall be liquidated as promptly as is consistent with obtaining the fair market value thereof; the proceeds therefrom, together with assets distributed in kind, shall be distributed first to creditors to satisfy debts and liabilities of the Partnership other than loans or advances made by Partners to the Partnership, then to the establishment of reserves deemed reasonably necessary to satisfy contingent or unforeseen liabilities or obligations of the Partnership or of the General Partner arising out of or in connection with the Partnership, then to the repayment of loans or advances made by any of the Partners to the Partnership, with the balance, if any, to be distributed among the Partners as provided in the Partnership Agreement (Section 19.01. and "Distribution Policies") and upon completion of the foregoing the Partnership shall be terminated.

     (9)  Distribution Policies.

          (a) Time of Distributions and Allocation Among Limited Partners. The Partnership makes annual distributions of all Cash Available for Distribution, if any. Net proceeds of sale of Partnership Properties (and of refinancing thereof, where the proceeds of such refinancing are not to be reinvested in the acquisition of additional Properties) will be distributed as soon as possible following their receipt.

     The record date for determining the Limited Partners entitled to participate in a distribution shall be the last day of the calendar month preceding the date of distributions.

     Each distribution will be allocated to the Limited Partners in the ratio which the number of Units owned by each of them bears to the total number of Units outstanding, subject to adjustment with respect to Units issued by the Partnership during the fiscal year.

          (b)  Allocations and Distributions to the General
Partner and Limited Partners.

          Allocation of Income and Loss and Distributions of Cash. The following table sets forth (1) the allocation of Partnership income, gains, losses, deductions, and credits between the General Partner and the Limited Partners (as a group) and (2) the entitlements of the General Partner and the Limited Partners (as a group) to cash distributions. The information set forth with respect to each category, both before and after "Reallocation Date."

          With respect to distributions of Cash Available for Distribution under Section 8.01 of the Agreement, "Reallocation Date" refers to the date on which the Limited Partners have received an amount equal to 150% of their Capital Contributions as a result of the distribution to them of Cash Available for Distribution under Section 8.01 of the Agreement. With respect to distribution of Net Proceeds under Section 8.02, "Reallocation Date" refers to the date on which the Limited Partners have received an amount equal to 100% of their Capital Contributions as a result of the distribution to them of Net Proceeds under
Section 8.02 of the Agreement.

                        General       Limited        General         Limited
                       Partner %      Partner %     Partner %      Partner %
                        Before         Before         After          After
Item                 Reallocation    Reallocation   Reallocation  Reallocation
- ----                 ------------    ------------   ------------  ------------
Income, Gains,            25%           75%            50%             50%
Losses, Deduc-
tions and Credits

Cash Available            25%           75%            50%             50%
for Distribution
(From Operations)

Net Proceeds From         25%           75%            50%             50%
Sales, Financing
and Refinancing
of Properties

         (c) Allocation of Net Income and Net Losses Among the Limited Partners. Net income and net loss shall be allocated among the Limited Partners in proportion to the number of Units owned by each of them as of the last day of the year, subject to adjustment with respect to Units issued by the Partnership or transferred by Partners during the year.

         (10) Reports to Limited Partners.

         Within 75 days after the end of the fiscal year (December
31) of the Partnership, the General Partner will deliver to each Limited Partner such information as is necessary for the preparation by each Limited Partner of his/her federal income tax return and state income or other tax returns with regard to jurisdictions in which properties are located.

         Within 90 days after the end of each Partnership fiscal year, the General Partner will deliver to each Limited Partner an annual report which will include audited financial statements of the Partnership prepared in accordance with generally accepted accounting principles. Such financial statements will include a profit and loss statement, a balance sheet, a statement of cash flows, and a statement of changes in Partners' capital. The annual report for each year will report on the Partnership's activities for that year, set forth the compensation paid to the General Partner and its Affiliates with a statement of the services performed in consideration therefor, and contain such other information as is deemed reasonably necessary by the General Partner to advise the Limited Partners of the affairs of the Partnership.

         Each Limited Partner will be furnished within 60 days after the end of the first six-month period of each Partnership year, an unaudited semi-annual financial report for that period including a profit and loss statement, a balance sheet, and a statement of cash flows. The foregoing reports for any period in which fees are paid to the General Partner or its Affiliates for services shall set forth the fees paid and the services rendered.

W.       The General Partner's Past Financial Difficulties,
Restructurings, Refinancings and Capital Appreciation Fee.

         In October, 1989, the General Partner's primary development lender and lead bank on its line of credit refused to renew on normal terms the General Partner's line of credit, which had previously been routinely renewed on an annual basis. In March
1990, the bank refused to further renew the line of credit at all. The Bank's refusal to renew the line of credit caused the General Partner to terminate two on-going public offerings of affiliated limited partnership interests and prevented the General Partner from structuring and syndicating any such offerings after 1989. As a result, nine hotels in their "start-up" phase were not adequately financed and their operation caused the General Partner to exhaust substantially all of its cash resources and historically adequate working capital reserves. In order to protect the General Partner's assets from threatened action by the lenders, and to provide sufficient time to structure alternative financing arrangements, the General Partner initiated a Chapter 11 bankruptcy proceeding in April, 1990. As the debtor-in-possession, the General Partner continued in possession and control of its nine hotel properties and other assets.

         In March 1991, a Court order and judgment were entered confirming the General Partner's Plan of Reorganization ("Confirmed Plan"). The General Partner made the required payments under the Confirmed Plan throughout the balance of 1991. During the latter part of 1991, occupancy and average daily room rate levels for the nine General Partner-owned hotels, as a group, were substantially lower than the levels which had been projected as a basis of the General Partner's Confirmed Plan. As a result, the General Partner's operating results were significantly adversely affected. The cash flow from the General Partner's operations, together with the cash balances on hand at the confirmation of the Confirmed Plan, were not sufficient to allow the General Partner to continue to service its indebtedness under the terms of the Confirmed Plan. In January 1992, the General Partner suspended debt service payments to four banks, resulting in material defaults under the Confirmed Plan.

         During 1992 and 1993, the General Partner transferred ownership of a total of six General Partner-owned hotels to construction mortgage lenders in lieu of foreclosure and in full release and discharge of the mortgage indebtedness owing by the General Partner on those hotels. In addition, three previously affiliate-owned hotels were also reconveyed to the respective mortgage lenders. As a result, during those two years, the number of Signature Inn hotels operating in the Signature Inn chain decreased from 32 hotels to 23 hotels.

         In December 1992, the General Partner and its lead bank entered into a comprehensive Restructure Agreement, pursuant to which indebtedness owing by the General Partner in the aggregate principal amount of $35,242,000 was significantly modified and restructured and warrants for preferred stock were issued to the bank (the "Restructuring"). In November 1993, the General
Partner entered into an Addendum to Restructure Agreement (the
"Addendum").  Under the terms of the Addendum, the General
Partner's primary bank granted to the General Partner the right and option, exercisable not later than December 31, 1993, to pay
$6,000,000 in cash in full settlement, satisfaction, release and discharge of all indebtedness and other obligations owing by the General Partner under the Restructure Agreement, including the warrant obligations under the Restructuring. As a condition to the option, the General Partner was required to convey to a to-be-formed affiliated limited partnership (the "Partnership") the General Partner's Normal and Peoria hotels, thereby eliminating the mortgage indebtedness owing on those hotels.

         In December 1993, the General Partner, with Banc One Capital Corporation of Columbus, Ohio ("BOCC"), acting as financial advisor, completed the settlement, satisfaction, release and discharge of all obligations under the Restructuring (the
"Refinancing"). The necessary funds required by the Refinancing were provided by the following sources:

              (a) Bank One, Indianapolis, N.A. ("Bank One") provided a "senior" credit facility in the principal amount of $2,500,000, with an initial maturity date of December 31, 1995, renewable annually thereafter on May 31 of each year for a two-year term.

              (b) Banc One Capital Partners II Limited Partnership ("BOCP II") provided a variable rate subordinated loan in the principal amount of $1,800,000, with a final maturity date of December 16, 1998 ("the "Subordinated Loan").

              (c)  The General Partner provided approximately
         $1,200,000, which represented the amount which the General Partner, as seller, realized upon the sale of its Normal and Peoria Hotel Properties to Peoria/Normal Signature Limited Partnership.

              (d) The General Partner also provided approximately $1,000,000 from its general, unrestricted corporate cash balances.

         The gain to the General Partner from debt extinguishment in connection with the Refinancing eliminated entirely the General
Partner's shareholders' deficit and restored a positive shareholders' equity.

         In connection with the Subordinated Loan, the General Partner agreed to pay to BOCP II a "Capital Appreciation Fee" equal to 25% of the value of the General Partner, measured according to three alternative calculations, not earlier than 36 months nor later than 72 months after December 16, 1993. In August, 1995, the General Partner entered into a Repayment Agreement with BOCP II pursuant to which (a) the unpaid principal balance of the Subordinated Loan was repaid in full, together with all accrued interest thereon, and (b) the General Partner paid, and BOCP II accepted, a payment of $900,000 in full satisfaction of the General Partner's Capital Appreciation Fee obligation, subject to adjustment to the original terms of the Capital Appreciation Fee in the event of a Private Sale of the General Partner, as defined in the original fee agreement, on or before December 16, 1996.

         In connection with the BOCP II subordinated debt financing, BOCP II required the General Partner's officers to commit to invest at least $500,000 in the General Partner's Common Stock.
In order to facilitate such investment, allow the other shareholders an opportunity to avoid possible dilution of their interests in the General Partner and to raise additional equity for the General Partner, the General Partner filed a Registration Statement with the Securities and Exchange Commission on April
12, 1994, pursuant to which the General Partner's existing shareholders were issued non-transferrable rights to purchase an additional five (5) shares of the General Partner's Common Stock for each one (1) share currently held at a purchase price of twenty cents ($.20) per share. In addition to the investment by Management, a total of 1,808,520 shares of Common Stock were issued, for an aggregate purchase price of $361,704, pursuant to the rights offering.

X.       Certain Affiliated Partnerships' Operating Losses.

         A number of the General Partner's affiliated partnerships have experienced financial difficulties in varying degrees, in most cases principally resulting from operating losses and cash flow deficits experienced by certain hotels owned by such partnerships.

         Signature XVI Ltd., the owner of a Signature Inn hotel in Lexington, Kentucky, filed a voluntary petition under Chapter 11 of the Bankruptcy Code on September 26, 1991. Because Signature XVI Ltd. was not able to secure replacement financing, the mortgage lender on the Lexington property obtained title to the Lexington hotel in July, 1992. The Signature XVI Ltd.
partnership was thereafter terminated and dissolved.

         Signature XXI Ltd., which owned Signature Inn hotels in Bettendorf, Iowa, and Auburn Hills, Michigan, filed a voluntary petition under Chapter 11 of the Bankruptcy Code on July 26, 1991. A foreclosure and sale of the Auburn Hills property took place in February 1992, with the mortgage holder taking title to the Auburn Hills property. The Signature XXI Ltd. Plan of Reorganization was confirmed by the Bankruptcy Court on November 2, 1992 and provided for the continuation of the Partnership and its operation of the Bettendorf hotel. The Bettendorf mortgage loan was restructured, retroactive to January 1, 1992, into three non-recourse replacement notes maturing December, 1995, with an option to extend the maturity to December, 1997.

         Defaults have also existed with respect to hotel financings involving Signature XI Ltd.'s Dayton, Ohio, hotel project and
Signature XVII Ltd.'s Indianapolis, Indiana, hotel project. The defaults with respect to those hotels were cured under restructured financing arrangements with the Partnership's lenders completed in 1994.

         Item 2. Description of Properties. A description of the location and general character of the Partnership's hotels and related facilities and other property is set forth under Item 1.

         Item 3. Legal Proceedings. With the exception of the prior Chapter 11 bankruptcy proceedings of Signature Inns, Inc. and the prior Chapter 11 bankruptcy proceedings of Signature XVI Ltd. and Signature XXI Ltd., affiliates of the Registrant, described earlier, all of which matters have been resolved, neither the Registrant nor any of its subsidiaries nor any of its affiliates, is or was a party to, nor is their property the subject of, any material pending legal, administrative, judicial, or similar proceeding. The Registrant and certain of its affiliated limited partnerships are involved, from time to time, in routine litigation incidental to their businesses. There are no proceedings to which any director, officer, nominee or affiliate of the Registrant or its subsidiaries or affiliates is a party adverse to the Registrant or its subsidiaries or affiliates or has a material adverse interest to the Registrant or its subsidiaries or affiliates.

         Item 4.  Submission of Matters to a Vote of Security
Holders.   No matter was submitted to a vote of the security
holders of the Registrant during the fourth quarter of the fiscal year covered by this Form 10-KSB Report.

                           PART II
                           -------

         Item 5. Market for the Registrant's Equity and Related Equity Holder Matters. The Registrant's common equity consists of Units of limited partnership interest in the Partnership. There is only one class of Units, and all Units have the same rights and the same interests in income, loss, distributions and capital of the Partnership. Each Unit represents a total required capital contribution of $10,000. Units are not subject to assessment for additional contributions. Holders of the Units possess certain limited voting rights (with respect to those matters which are submitted to a vote of the Limited Partners) and rights to certain distributions. Such voting and distribution rights will be based upon the number of Units owned by each Limited Partner. The Partnership Agreement contains a number of restrictions on the transferability of the Units. The General Partner does not have the right and is not obligated to redeem or repurchase the Units, and the Partnership Agreement prohibits the holders of the Units from withdrawing their respective capital contributions.

         The Registrant's Units are not listed on any securities exchange and are not subject to any quotations under the "NASDAQ" system. The Units are not actively traded in any established public trading market. Units are expected to be transferable, if at all, only in privately negotiated transactions. Accordingly, the Registrant is unable to furnish any information with respect to ranges of high and low bid quotations for the Units during the past two years.

         The following table sets forth the number of Units outstanding and the approximate number of holders or record of the Units as of the date of this report:

   Number of             Number of
Outstanding Units     Holders of Record
- -----------------     -----------------

      364                   412


     Item 6.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

                      Results of Operations.

     Certain operating and financial data for the years ended
December 31, 1995, 1994 and 1993 is as follows:

                       Occupancy           Average Daily Rate
                  ------------------    ----------------------
                  1995   1994   1993    1995      1994    1993
                  ----   ----   ----    ----      ----    ----
Florence          67.3%  66.2%  63.5%   $51.74    $48.94  $46.87

Sharonville       55.6%  56.8%  53.5%   $54.59    $53.40  $50.43

                                                                           1995         1994
                               1995        1994           1993            vs 1994      vs 1993
                               ----        ----           ----            -------      -------
Room & Other Hotel
  Revenues                     $3,101,641  $3,011,365     $2,729,897      $90,276      $281,468

Interest Income                   $16,086     $10,452         $3,216       $5,634        $7,236

Operating & Related
  Expenses                     $2,162,901  $2,069,709     $1,957,663      $93,192      $112,046

Interest Expense                 $560,145    $562,403       $769,261     ($2,258)    ($206,858)

Depreciation and
  Amortization                   $304,398    $374,993       $423,740    ($70,595)     ($48,747)

Income (loss) before
  extraordinary
  item                            $90,283     $14,712     ($417,551)      $75,571      $432,263

Net Income (loss)                 $90,283    $675,396     ($417,551)   ($585,113)    $1,092,947

    Room and other hotel revenues of the two hotels increased in 1995 and 1994 due to increases in average room rates at the two hotels for each of the last two years and an increase in occupancy in 1994 compared to 1993.

    Interest income in 1995 and 1994 increased as there were higher yields on more investable cash during 1995 and 1994.

Hotel operations and salaries and benefits represent all of the operational and administrative costs of operating the hotels, including all payroll, supply, utilities, maintenance and miscellaneous expenses. For 1995, hotel operations and salaries and benefits increased primarily due to increased employee related and maintenance costs in 1995 compared to 1994. In 1994, hotel operations increased due to increased costs associated with the increase in rooms sold and maintenance costs of new computer systems. In 1994, salaries and benefits increased due to the increased number of rooms sold during the year.

    In 1994, the Partnership demolished an office building at a cost of $7,500 and added additional parking adjacent to the new Sharonville Convention Center which opened in early 1994. The twenty-year cost sharing agreement entered into with the City of Sharonville provides for the maintenance of this parking lot and allows the City to utilize the new parking area.

    Management and franchise fees increased in both 1995 and 1994 due to the increase in room and other hotel revenues for 1995 and 1994. These fees (9% of revenues, as defined) represent amounts paid to Signature Inns, Inc., the general partner of the Partnership, for property management, accounting services and franchise fees. Partnership contributions to a cooperative advertising and reservation fund administered by the General Partner (3.5% of revenues, as defined) increased due to the increase in room and other hotel revenues for 1995 and 1994.

    Interest expense represents interest on hotel mortgage loans, general partner advances and capitalized equipment lease obligations. During 1995, interest expense decreased due to the scheduled amortization reduction of the notes. During 1994, interest expense decreased primarily due to the restructuring of the general partner note.

    A partnership obligation owed to the general partner was restructured in June 1994. The note had a balance of $3,038,045;
the balance was reduced to $2,377,361 resulting in an extraordinary gain from the restructuring of $660,684.

LIQUIDITY AND CAPITAL RESOURCES

    The general partner believes that cash generated from the operation of the two hotels, along with existing cash balances, will provide adequate liquidity for the Partnership to meet its operating needs during the next twelve months.

    Item 7. Financial Statements. The balance sheets of the Registrant as of December 31, 1995 and 1994, and the related statements of operations, partners' equity and statement of cash flows for the years ended December 31, 1995 and 1994, together with the independent auditors' report thereon, which statements meet the requirements of Regulation S-B, are attached as an exhibit to this report.

    Item 8.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure.  None.


                            PART III
                            --------

    Item 9.  Directors, Executive Officers, Promoters and
Control Persons. The names, ages, positions and backgrounds of each officer, director, promoter and control persons of Signature
Inns, Inc., the General Partner of the Partnership are as follows:


JOHN D. BONTREGER, 47        President, Chief Executive Officer
                             and Chairman of the Board

    Mr. Bontreger has served as President, Chief Executive
Officer and Chairman of the Board of Signature Inns, Inc. since the General Partner's inception on March 31, 1978.

DAVID R. MILLER, 54          Secretary, Executive Director of
                             Sales and Marketing and Director

    Mr. Miller has been employed by Signature Inns, Inc. since August 1978 and has served as the Secretary (and Treasurer until May 1986) of the General Partner since September, 1978. Since June 1984, he has been President of Signature Securities Corporation. Since 1990, Mr. Miller has been the Executive Director of Marketing responsible for hotel room sales programs and the central reservation system.

MARK D. CARNEY, 39           Vice President Finance, Chief
                             Financial Officer and Director

    Mr. Carney has been employed by Signature Inns, Inc. since September 1992 as Vice-President Finance and Chief Financial Officer. Mr. Carney was previously employed with the public accounting firm KPMG Peat Marwick in its real estate, hospitality and financial institution practices. He received his CPA certification in 1982.

BO HAGOOD, 46                Vice President Hotel Operations and
                             Director

    Mr. Hagood has been employed by Signature Inns, Inc. since December 1980 starting as General Manager. In January 1984, he was promoted to Director of Hotel Operations and then to Vice President Hotel Operations in 1987. Mr. Hagood has been in the hospitality industry for over 20 years. Prior to Signature Inns, Mr. Hagood managed several hotels for national chains.

MARTIN D. BREW, 35           Treasurer and Controller

    Mr. Brew has been employed by Signature Inns, Inc. since April 1986. In December 1987, Mr. Brew assumed the position of Controller and additionally, in April 1992, he began serving as Treasurer. Prior to his employment with Signature Inns, Mr. Brew worked four years with KPMG Peat Marwick. He received his CPA certification in 1985.

ORUS E. WEAVER, 72           Director

    Mr. Weaver has been an independent life insurance broker since 1981 and previously assisted in the sale of securities of Signature Inns, Inc. in various capacities. Mr. Weaver has been a member of the National Association of Life Underwriters for almost twenty years.

GEORGE A. MORTON, 59         Director

    Mr. Morton has been part owner of Morton Farms, Inc. since 1962, and serves as Vice President and Secretary of that Company. From April 1987 to January 1989, Mr. Morton served as Deputy Commissioner of Agriculture for the State of Indiana. He served as the Indiana Director of Farmers Home Administration from 1989 to 1993.

RICHARD E. SHANK, 63         Director

    Mr. Shank has been self-employed in the real estate business since 1961. Mr. Shank was an elected representative in the Indiana General Assembly for 21 years, and was a State Senator from 1976 to 1987. He served as Executive Director of the Indiana Professional Licensing Agency during 1988.

RICHARD L RUSSELL, 60        Director

    Mr. Russell has been the Executive Director, Direct Regions of the National Retail Hardware Association, and has been involved in the hardware industry for nearly thirty years. He has also served as President or director of several community and civic organizations.

STEPHEN M. HUSE, 53          Director

    Mr. Huse has been President and Chief Executive Officer,
Huse Food Group, Inc., in Bloomington, Indiana, since 1986. Mr. Huse is also a director of Marsh Supermarkets, Inc., and a member of the Advisory Board of Society National Bank, Central Indiana District, Indianapolis, Indiana.

    Item 10. Executive Compensation. Not applicable. For a description and listing of all fees and reimbursements paid by the Partnership to its General Partner, see Note (3) of Notes to the Financial Statements of the Partnership.

    Item 11. Security Ownership of Certain Beneficial Owners and Management. The General Partner owns 10 Units of limited partnership interest in the Partnership. The General Partner's general partnership interest in the Partnership is described under Item 1.

    Item 12. Certain Relationships and Related Transactions. There was no transaction during the Registrant's last fiscal year of a kind described in Item 404 of Regulation S-B to which the Registrant was a party or in which the persons described in Item 404 had a direct or indirect material interest, nor did any relationship of a kind described in Item 404 exists during the Registrant's last fiscal year. No loans were made by the Registrant to its General Partner or any officer, director or affiliate of its General Partner.

                          SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  SIGNATURE X LTD. LIMITED
                                  PARTNERSHIP



                                  By____________________________
                                    John D. Bontreger,
                                    President, Chairman of the
                                    Board and Chief Executive
                                    Officer of Signature Inns,
                                    Inc., its General Partner
ATTEST:


_____________________________
David R. Miller, Secretary
of Signature Inns, Inc., its
General Partner

Date:  March 25, 1996


     Pursuant to the requirements of the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Date:  March 25, 1996              ______________________________
                                   John D. Bontreger, President
                                   Chairman of the Board and
                                   Chief Executive Officer and
                                   Director of Signature Inns,
                                   Inc., its General Partner


Date:  March 25, 1996              ______________________________
                                   David R. Miller, Secretary and
                                   Director of Signature Inns,
                                   Inc., its General Partner

Date:  March 25, 1996              ______________________________
                                   Mark D. Carney, Vice President
                                   Finance, Chief Financial
                                   Officer and Director of
                                   Signature Inns, Inc., its
                                   General Partner


Date:  March 25, 1996              ______________________________
                                   Bo L. Hagood, Vice President -
                                   Hotel Operations and Director
                                   of Signature Inns, Inc., its
                                   General Partner


Date:  March 25, 1996              _____________________________
                                   Martin D. Brew, Treasurer and
                                   Controller of Signature Inns,
                                   Inc., its General Partner


Date:  March 25, 1996              _____________________________
                                   George A. Morton, Director of
                                   Signature Inns, Inc., its
                                   General Partner


Date:  March 25, 1996              _____________________________
                                   Stephen M. Huse, Director of
                                   Signature Inns, Inc., its
                                   General Partner


Date:  March 25, 1996              ______________________________
                                   Richard L. Russell, Director
                                   of Signature Inns, Inc., its
                                   General Partner


Date:  March 25, 1996              ______________________________
                                   Richard E. Shank, Director of
                                   Signature Inns, Inc., its
                                   General Partner


Date:  March 25, 1996              ______________________________
                                   Orus W. Weaver, Director of
                                   Signature Inns, Inc., General
                                   Partner

     Item 13.  Exhibits and Reports on Form 8-K.

     (a)            EXHIBIT INDEX

Title of Exhibit                    Reference

Plan of Acquisition,
  Reorganization, etc.             Not applicable

Partnership Agreement and
  Certificate                      Incorporated by reference to
                                   S-1 Registration Statement

Instruments Defining Rights
  of Security Holders              Incorporated by reference to
                                   S-1 Registration Statement

Voting Trust Agreement             Not applicable

Material Contracts                 Incorporated by reference to
                                   Registrant's 1993 Form 10-KSB

Statement Regarding Computation
  of Earnings Per Share            Not applicable

Annual or Quarterly Reports,
  Form 10-QSB                      Not applicable

Letter on Change in Certifying
  Accounting                       Not applicable

Letter on Change in Accounting
  Principals                       Not applicable

Subsidiaries of the Registrant     Not applicable

Published Report Regarding
  Matters Submitted to Vote        Not applicable

Power of Attorney                  Not applicable

1995 Annual Report of
  Signature X Ltd. Limited
  Partnership                      Exhibit A, page 31


     (b) No reports on Form 8-K were filed by the Registrant during the last quarter of the period covered by this report.

                 SIGNATURE X LTD. LIMITED PARTNERSHIP
                   1995 FORM 10-KSB ANNUAL REPORT


                   Index to Financial Statements
             Submitted in Response to Requirements of
                  Items 7 and 13 of Form 10-KSB

                                                            Page

Independent Auditors' Report on Financial Statements        31

Balance Sheets--December 31, 1995 and 1994                  32

Statement of Operations--Years ended December 31,
     1995 and 1994                                          33

Statements of Partners' Equity (Deficit)--Years Ended
     December 31, 1995 and 1994                             34

Statements of Cash Flows--
     Years ended December 31, 1995 and 1994                 35

Notes to Financial Statements--
     December 31, 1995 and 1994                             36-39

                           Exhibit A

                        SIGNATURE X LTD.
                       LIMITED PARTNERSHIP

                         Annual Report

                   December 31, 1995 and 1994

            (With Independent Auditors' Report Thereon)


                  Independent Auditors' Report

The Partners Signature X Ltd. Limited Partnership:

We have audited the accompanying balance sheets of Signature X Ltd. Limited Partnership as of December 31, 1995 and 1994, and the related statements of operations, partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Signature X Ltd. Limited Partnership as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/ KPMG Peat Marwick LLP


Indianapolis, Indiana
February 2, 1996

                SIGNATURE X LTD. LIMITED PARTNERSHIP

                         Balance Sheets

                   December 31, 1995 and 1994
     Assets                                         1995         1994
                                                    ----         ----
Current assets:
     Cash and short-term cash investments           $ 308,404     208,858
     Investments held by trustee                        1,463       3,148
          Cash and cash equivalents                   309,867     212,006
     Accounts receivable                               47,290      52,702
     Other current assets                              74,028      99,944
                                                      -------     -------
          Total current assets                        431,185     364,652
                                                      -------     -------
Property and equipment:
     Land                                           1,693,614   1,693,614
     Land improvements                                384,347     384,347
     Buildings                                      6,846,694   6,846,694
     Furniture and equipment                        1,875,612   1,711,625
                                                    ---------   ---------
                                                   10,800,267  10,636,280
     Less accumulated depreciation                  3,050,739   2,803,658
                                                   ----------  ----------
          Net property and equipment                7,749,528   7,832,622

Furniture and equipment reserves                       87,841      90,524
Deferred costs, net of accumulated amortization
     of $296,889 and $281,181                         122,687     138,395
                                                    ---------   ---------
                                                   $8,391,241   8,426,193
                                                    =========   =========
     Liabilities and Partners' Equity

Current liabilities:
     Current portion of long-term debt                104,573      89,044
       (note 2)
     Accounts payable                                  25,090      24,554
     Accrued payroll and related taxes                 34,290      31,456
     State and local taxes                             57,582      55,591
     Accrued interest (note 3)                         22,454      23,421
                                                      -------     -------
          Total current liabilities                   243,989     224,066

Long-term debt, less current portion                5,197,742   5,283,835
  (note 2)
Note payable to general partner (note 3)            2,377,361   2,377,361
Advances from general partner (note 3)                200,000     259,065
                                                    ---------   ---------
     Total liabilities                              8,019,092   8,144,327
Partners' equity                                      372,149     281,866
                                                    ---------   ---------
                                                  $ 8,391,241   8,426,193
                                                  ===========   =========
See accompanying notes to financial statements.

                 SIGNATURE X LTD. LIMITED PARTNERSHIP

                       Statements of Operations

                Years ended December 31, 1995 and 1994

                                                  1995          1994
                                                  ----          ----
Revenue:
     Guest room revenue                           $ 3,014,783   2,908,447
     Other hotel revenue                               86,858     102,918
     Interest                                          16,086      10,452
                                                    ---------   ---------
                                                    3,117,727   3,021,817

Costs and expenses:
     Hotel operations                                 981,443     961,023
     Salaries and benefits                            797,081     730,297
     Management and franchise fees                    278,020     269,523
       (note 3)
     Advertising and reservations                     108,119     104,815
       (note 3)
     Interest (note 3)                                560,145     562,403
     Depreciation and amortization                    304,398     374,993
     Loss (gain) on disposal of equipment            ( 1,762)       4,051
                                                     --------     -------
                                                    3,027,444   3,007,105

          Income before extraordinary gain             90,283      14,712
                                                    ---------   ---------
Extraordinary gain from debt
  restructuring (note 3)                                -         660,684
                                                    ---------   ---------
          Net income                                   90,283     675,396

General partner's interest                             13,542     101,309
                                                    ---------   ---------
Limited partners' interest                          $  76,741     574,087

Per limited partner unit:
     Income before extraordinary gain                     211          34
     Extraordinary gain                                 -           1,543
                                                    ---------   ---------
     Net income                                     $     211       1,577
                                                    =========   =========
Number of limited partner units outstanding               364         364
                                                    =========   =========

See accompanying notes to financial statements.


                 SIGNATURE X LTD. LIMITED PARTNERSHIP

               Statements of Partners' Equity (Deficit)

                Years ended December 31, 1995 and 1994

                                       General     Limited
                                       Partner     Partners     Total
                                       -------     --------     -----
Balance at December 31, 1993           $(59,412)   (334,118)    (393,530)

     Net income                          101,309     574,087      675,396
                                        --------    --------     --------
Balance at December 31, 1994              41,897     239,969      281,866

     Net income                           13,542      76,741       90,283
                                        --------    --------     --------
Balance at December 31, 1995           $  55,439     316,710      372,149
                                        ========    ========     ========

Accumulated balances:

     Capital contributions               404,445   3,640,000    4,044,445
     Offering expenses                      -      (455,000)    (455,000)
     Net loss                          (349,006) (2,868,290)  (3,217,296)
                                        --------  ----------   ----------
Balance at December 31, 1995           $  55,439     316,710      372,149
                                        ========  ==========   ==========

See accompanying notes to financial statements.


                SIGNATURE X LTD. LIMITED PARTNERSHIP

                      Statements of Cash Flows

                Years ended December 31, 1995 and 1994

                                                    1995          1994
                                                    ----          ----
Cash flows from operating activities:
  Net income                                        $  90,283     675,396
  Items which do not use cash:
  Depreciation of property and equipment              288,690     359,285
     Amortization of deferred costs                    15,708      15,708
     Extraordinary gain from debt restructuring          -      (660,684)
     Loss (gain) on disposal of equipment             (1,762)       4,051
     Accrued revenue and expenses, net                 35,722    (77,915)
                                                      -------    --------
          Net cash provided by
       operating activities                           428,641     315,841
                                                      -------     -------
Cash flows from investing activities:
  Additions to furniture and
  equipment reserves, net                           (147,886)    (81,447)
  Other additions to property and equipment          (59,666)     (7,132)
  Proceeds from disposal of equipment                   6,401        -
                                                     --------     -------
     Net cash used in investing activities          (201,151)    (88,579)
                                                     --------     -------
Cash flows from financing activities:
  Payments on long-term debt                         (89,507)   (120,290)
  Proceeds from installment note                       18,943       -
  Repayment of advances from general partne         r(59,065)       -
                                                     --------    --------
     Net cash used in financing activities          (129,629)   (120,290)
                                                     --------    --------
Increase in cash and cash equivalents                  97,861     106,972

Cash and cash equivalents at beginning                212,006     105,034
  of year                                             -------     -------

Cash and cash equivalents at end of year            $ 309,867     212,006
                                                     ========     =======
Additional disclosures:
  Interest paid                                     $ 561,112     574,399
                                                     ========     =======
  Additions to property and equipment from
     furniture and equipment reserves               $ 150,569     113,016
                                                     ========     =======

See accompanying notes to financial statements.

              SIGNATURE X LTD. LIMITED PARTNERSHIP

                  Notes to Financial Statements

                   December 31, 1995 and 1994


(1)     Organization and Significant Accounting Policies

                          Organization

     Signature X Ltd. Limited Partnership (the Partnership) was organized on September 19, 1986 to operate as a franchisee of Signature Inns, Inc. The Partnership completed construction and began operating Signature Inn hotels in Florence, Kentucky in July 1987 and in Sharonville, Ohio in September 1987.

     Signature Inns, Inc., the general partner, is responsible for the overall management and operation of the Partnership and presently receives 15% of partner distributions, which is to increase to 30% if the limited partners receive cumulative cash distributions equal to their original capital contribution plus a 10% annual return. The general partner also owns 10 of the limited partner units.

                      Property and Equipment

     Property and equipment are recorded at cost and include assets leased under noncancelable agreements and construction loan interest and fees. Depreciation is provided on the straight-line basis over the estimated useful lives of the related assets.

     In 1994, the Partnership demolished an office building at a cost of $7,500, and the City of Sharonville added additional parking on the former building site which is adjacent to the new Sharonville Convention Center. The Partnership entered into a twenty-year cost-sharing agreement with the City for the maintenance of the parking lot which provides for annual payments to the Partnership of $2,400, increasing 4% each year. The agreement allows the City to utilize the new parking area for a period of twenty years. The Partnership has the right to terminate the agreement at any time prior to the end of the twenty-year period, with a payment to the City of $6,000 for each of the remaining years of the contract.

                          Deferred Costs

     Fees and other costs incurred in financing the hotels are amortized on the straight-line basis over the life of the related financing.

                    Cash and Cash Equivalents

     Cash and cash equivalents represent cash on deposit with banks and highly liquid short-term cash investments with maturities of three months or less.

                 Furniture and Equipment Reserves

     Cash reserves for refurbishings, replacements and major repair contingencies are established at amounts equal to 4% of defined gross receipts. Related expenditures are disbursed from this account. In 1995, an additional deposit of $20,000 was made to the reserve account.

                           Income Taxes

     As a partnership, the allocated share of taxable income or loss is includable in the income tax returns of the partners;
accordingly, income taxes are not reflected in the Partnership's financial statements.

                         Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

     With anticipated increased revenues, the general partner estimates that the Partnership will be able to generate sufficient levels of cash flows from operations to meet hotel operating expenses and mortgage debt service obligations. However, failure to reach these levels could jeopardize the Partnership's ability to meet its obligations. The accompanying financial statements do not include any adjustments that might arise from the outcome of this uncertainty.

                      Financial Instruments

     The carrying amounts of the long-term debt secured by the Sharonville hotel of $2,504,369 and advances from Signature Inns, Inc. of $200,000 approximate fair value because the interest rates on these instruments change with market interest rates.
The fair value of the Partnership's long-term debt secured by the Florence hotel of $2,730,000 is estimated to be $2,869,000 by discounting the future cash flow payments at rates which are believed to be currently available to the Partnership for similar debt instruments of comparable maturities. The carrying amounts of all other financial instruments approximate fair value because of short-term maturity of these items.

(2)     Long-term Debt

                     Signature Inn Florence

     A mortgage loan of $2,730,000 at December 31, 1995 relating to industrial revenue bonds issued by the City of Florence, Kentucky is secured by the Florence hotel and includes various principal amounts which bear interest at an effective rate of 9.76% and mature serially to 2016. The bond indenture requires the maintenance of a debt service fund of $225,000 before distributions can be made to the partners. Withdrawals from the fund are permitted for working capital and other operating needs.

                   Signature Inn Sharonville

     A mortgage loan of $2,504,869 at December 31, 1995 is secured by the Sharonville hotel and is payable in monthly installments of $23,502, including interest at 10.0%. The interest rate and monthly installments are adjustable at three-year intervals to 3.75% above the three-year U.S. Treasury Constant Maturity rate, based on maturity in 2018. The interest rate is not to exceed 15% through maturity in 1998, or be less than 10%.

                           General

     Capitalized lease obligations of $48,968 at December 31, 1995 are due in monthly installments, including imputed interest at rates which range from 13.96% to 14.43%, through maturity in 1998. The lease payments for each of the next three years range from $4,353 to $26,121 and aggregate $56,595 over the remaining terms of the leases, including imputed interest of $7,627. Furniture and equipment includes $264,892 of leased assets, and related accumulated depreciation amounted to $242,071 and $228,028 at December 31, 1995 and 1994, respectively.

     Included in long-term debt at December 31, 1995 is an installment note of $18,479 which is secured by a vehicle and is due in monthly installments of $598, including interest at 8.5%, through December 1998.

     The annual aggregate maturities of long-term debt over the next five years are $104,573 in 1996, $116,688 in 1997,
$2,501,055 in 1998, $60,000 in 1999 and $65,000 in 2000.

(3)     Signature Inns, Inc.

     The general partner receives 9.0% of defined gross revenue for hotel management and franchise fees and $7,000 for annual partnership accounting and related services. The Partnership contributes 3.5% of defined gross revenue to a cooperative advertising and reservation fund administered by the general partner.

     In 1994, the general partner restructured the note payable to general partner, which had a balance of $3,038,045, and reduced the balance to $2,377,361 resulting in an extraordinary gain from the restructuring of $660,684. The restructured note is non-interest bearing and repayments are dependent on future annual cash flows of the Partnership. The note matures in 2004 and requires annual principal payments equal to 50% of defined available cash flow but not in excess of $237,736.

     The general partner's advances bear interest at the prime rate plus 1.0% adjusted quarterly (9.75% and 9.5% at December 31, 1995 and 1994, respectively). Interest expense on the general partner note and advances amounted to $25,913 and $21,537 in 1995 and 1994, respectively, and related accrued interest amounted to $1,988 and $1,925 at December 31, 1995 and 1994, respectively.