Form 10QSB
period 1996-03-31
SIGNATURE X LTD LIMITED PARTNERSHIP
filed 1996-05-15
CIK 813826

[LIVE]

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549



                                  FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter ended    March 31, 1996 Commission File Number   33-14003
                         --------------                          --------

                        SIGNATURE X LTD. LIMITED PARTNERSHIP
- ------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)


          Indiana                                  35-1687036
- ------------------------------                 -------------------
(State or other jurisdiction of                 (I.R.S. Employer
 incorporation or organization)                  Identification No.)


250 East 96th Street, Suite 450, Indianapolis, Indiana      46240
- ------------------------------------------------------      -----
        (Address of principal executive office)           (Zip Code)


     Registrant's telephone number, including area code     (317)  581-1111
                                                            ---------------


Check whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                              Yes       X         No
                                   ------------        ------------


                       SIGNATURE X LTD. LIMITED PARTNERSHIP

                                       INDEX


Part I - FINANCIAL INFORMATION                                  PAGE #
- -----------------------------                                   ------
     Item 1. Financial Statements (Unaudited)
          Balance Sheets                                          1
          March 31, 1996 and December 31, 1995

          Statements of Operations                                2
          Three months ended March 31, 1996 and 1995

          Statement of Partners' Equity                           3
          Three months ended March 31, 1996

          Statements of Cash Flows                                4
          Three months ended March 31, 1996 and 1995

          Note to Financial Statements                            5

     Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations           6

Part II - OTHER INFORMATION                                       8
- ---------------------------

SIGNATURES                                                        9




                   SIGNATURE X LTD. LIMITED PARTNERSHIP
                               Balance Sheets
                                (Unaudited)


                                              March 31,     December 31,
                                                1996           1995
ASSETS                                       ----------     ------------

Current assets:
  Cash and short-term cash investments          $  363,693          308,404
  Investments held by trustee                        1,537            1,463
                                                ----------       ----------
     Cash and cash equivalents                     365,230          309,867
  Accounts receivable                               56,806           47,290
  Other current assets                              79,786           74,028
                                                ----------       ----------
     Total current assets                          501,822          431,185
                                                ----------       ----------
Property and equipment:
  Land                                           1,693,614        1,693,614
  Land improvements                                384,346          384,347
  Buildings                                      6,846,695        6,846,694
  Furniture and equipment                        1,904,283        1,875,612
                                                ----------       ----------
                                                10,828,938       10,800,267
  Less accumulated depreciation                  3,122,706        3,050,739
                                                ----------       ----------
     Net property and equipment                  7,706,232        7,749,528

Furniture and equipment reserves                    86,037           87,841

Deferred costs, net of accumulated
  amortization of $300,816 and $296,889            118,760          122,687
                                                ----------       ----------
                                               $ 8,412,851        8,391,241
                                                ==========       ==========
LIABILITIES AND PARTNERS' EQUITY

Current liabilities:
  Current portion of long-term debt                100,322          104,573
  Accounts payable                                  42,857           25,090
  Accrued payroll and related taxes                 24,194           34,290
  State and local taxes                             68,805           57,582
  Accrued interest                                  89,019           22,454
                                                ----------       ----------
     Total current liabilities                     325,197          243,989

Long-term debt, less current portion             5,187,723        5,197,742
Note payable to general partner                  2,377,361        2,377,361
Advances from general partner                      200,000          200,000
                                                ----------       ----------
     Total liabilities                           8,090,281        8,019,092

Partners' equity                                   322,570          372,149
                                                ----------       ----------

                                              $  8,412,851        8,391,241
                                                ==========       ==========


                        SIGNATURE X LTD. LIMITED PARTNERSHIP
                            Statements of Operations
                                  (Unaudited)


                                              Three Months Ended
                                                   March 31,
                                           ---------------------------
                                                 1996          1995
                                              ----------    ----------
Revenue:
  Room revenue                               $   694,211       577,029
  Other hotel revenue                             26,912        30,380
  Interest                                         2,658         1,653
                                             -----------   -----------
                                                 723,781       609,062

Cost and expenses:
  Hotel operations                               262,577       233,406
  Salaries and benefits                          204,721       180,232
  Management and franchise fees                   64,815        54,198
  Advertising and reservations                    25,206        21,077
  Interest                                       135,878       139,249
  Depreciation and amortization                   80,163        73,819
                                             -----------   -----------
                                                 773,360       701,981
                                             -----------   -----------

       Net loss                                  (49,579)      (92,919)


General partner's interest                        (7,437)      (13,938)
                                             -----------   -----------

Limited partner's interest                  $    (42,142)      (78,981)
                                             ===========   ===========

Number of limited partner                            364           364
  units outstanding                          ===========   ===========

Limited partners' interest per unit         $       (116)         (217)
                                             ===========   ===========



                        SIGNATURE X LTD. LIMITED PARTNERSHIP
                            Statement of Partners' Equity
                          Three months ended March 31, 1996
                                    (Unaudited)

                                        General      Limited
                                        Partner     Partners     Total
                                      ----------   ----------  ----------
Balance at December 31, 1995         $    55,439      316,710     372,149

  Net loss                                (7,437)     (42,142)    (49,579)
                                      ----------   ----------  ----------

Balance at March 31, 1996            $    48,002      274,568     322,570
                                      ==========   ==========  ==========



Accumulated balances:
  Capital contributions                  404,445    3,640,000   4,044,445
  Offering expenses                         -        (455,000)   (455,000)
  Net loss                              (356,443)  (2,910,432) (3,266,875)
                                      ----------   ----------  ----------

Balance at March 31, 1996            $    48,002      274,568     322,570
                                      ==========   ==========  ==========




                  SIGNATURE X LTD. LIMITED PARTNERSHIP
                        Statements of Cash Flows
               Three months ended March 31, 1996 and 1995
                             (Unaudited)


                                                     1996         1995
                                                  ----------   ----------
Cash flows from operating activities:
  Net loss                                       $    (49,579)     (92,919)
  Items which do not use (provide) cash:
     Depreciation of property and equipment            76,236       69,892
     Amortization of deferred costs                     3,927        3,927
     Accrued revenue and other expenses, net           70,185         -
     Gain on disposal of property and equipment         (134)       98,807
                                                   ----------   ----------
       Net cash provided by operating activities      100,635       79,707
                                                   ----------   ----------

Cash flows from investing activities:
  Additions to furniture and equipment
     reserves, net                                    (24,381)        -
  Proceeds from disposal of property and equipment        134         -
  Other additions to property and equipment            (6,755)     (54,966)
                                                   ----------   ----------
       Net cash used in investing activities          (31,002)     (54,966)
                                                   ----------   ----------

Cash flows from financing activities:
  Payments on long-term debt                          (14,270)     (12,616)
  Advance from general partner                           -          20,000
                                                   ----------   ----------
       Net cash provided by financing
         activities                                   (14,270)       7,384
                                                   ----------   ----------

Change in cash and cash equivalents                    55,363       32,125
                                                   ----------   ----------

Cash and cash equivalents at beginning
  of period                                           309,867      212,006
                                                   ----------   ----------

Cash and cash equivalents at end of period        $   365,230      244,131
                                                   ==========   ==========

Additional disclosures:

  Interest paid                                   $   135,669      139,062
                                                   ==========   ==========

  Additions to property and equipment
     from furniture and equipment reserves        $    26,185       51,626
                                                   ==========   ==========



SIGNATURE X LTD. LIMITED PARTNERSHIP
NOTE TO FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 1996






NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the financial statements included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1995.




                     SIGNATURE X LTD. LIMITED PARTNERSHIP
                     ------------------------------------
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          -----------------------------------------------------------
                          AND RESULTS OF OPERATIONS
                          -------------------------


RESULTS OF OPERATIONS
- ---------------------

Certain operating and financial data for the quarter ended March 31, 1996 and 1995 is as follows:


                              Occupancy            Average Daily Rate
                       ----------------------    ----------------------
                           YTD         YTD          YTD        YTD
Hotel                   3/31/96     3/31/95      3/31/96      3/31/95
- -----                   -------     -------      -------      -------
Florence                 63.5%       59.0%        $50.17       $48.83

Chester Road             52.2%       40.8%        $55.22       $53.48




                                     QTD            QTD
                                   3/31/96        3/31/95        Change
                                  --------        -------        -------
Room & Other Hotel Revenues       $721,123       $607,409       $113,714

Interest Income                     $2,658         $1,653         $1,005

Operating & Related Expenses      $557,319       $488,913        $68,406

Interest Expense                  $135,878       $139,249        $(3,371)

Depreciation & Amortization        $80,163        $73,819         $6,344

Net Loss                           $49,579        $92,919       $(43,340)


Room and other hotel revenues of the two hotels increased for the three month period ended March 31, 1996 compared to the same period in 1995 due to increases in occupancy and average room rates.


Operating and related expenses of the hotels consist of the following costs and expenses - hotel operations, salaries and benefits, management and franchise fees and advertising and reservation contributions:

    Hotel operations and salaries and benefits represent all of the operational and administrative costs of operating the hotels, including all payroll, supply, utilities, maintenance and miscellaneous expenses. These expenses increased primarily due to the increase in the number of rooms sold during the first three months of 1996 compared to 1995.

    Management and franchise fees increased due to the increase in room and other hotel revenue for the same periods. These fees represent amounts paid to Signature Inns, Inc., the general partner of the Partnership, for property management, accounting services and franchise fees.

    The Partnership contributes to a cooperative advertising and reservation fund administered by the general partner. Contributions increased due to the increase in room and other hotel revenue for the period.

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



                             SIGNATURE INNS, INC., General Partner
                                of Signature VII Ltd. Limited
Partnership


Date May 14, 1996              By
     ------------                ---------------------------------------
                                 John D. Bontreger, President and C.E.O.
                                 Signature Inns, Inc.



Date May 14, 1996              By
     ------------                ---------------------------------------
                                 Mark D. Carney, Vice President Finance
                                 and C.F.O.
                                 Signature Inns, Inc.



Date May 14, 1996              By
     ------------                ---------------------------------------
                                 Martin D. Brew, Treasurer/Controller
                                 Signature Inns, Inc.