Form 10KSB/A
period 1995-12-31
SIGNATURE X LTD LIMITED PARTNERSHIP
filed 1996-08-21
CIK 813826

______________________________________________________________________________
______________________________________________________________________________
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                 FORM 10-KSB/A

               Annual Report Pursuant to Section 13 or 15(d) of
                     the Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 1995
                       Commission File Number 33-14003

                     SIGNATURE X LTD. LIMITED PARTNERSHIP
             (Exact name of small business issuer in its charter)
                       Indiana                   35-1687036
                       -------                   ----------
          (State or other jurisdiction    I.R.S. Employer Identification No.)
          of incorporation or organization)

         250 East 96th Street, Suite 450, Indianapolis, Indiana  46240
         -------------------------------------------------------------

         (Address of principal executive offices)           (Zip Code)
             Registrant's telephone number    (317) 581-1111
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

         Yes  X    No
             -----    -----

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

Documents Incorporated By Reference:  None

Transitional Small Business Disclosure Format (check one):

     Yes     ; No  X
        -----     -----
______________________________________________________________________________
______________________________________________________________________________

                              PART I
                              ------

     Item 1.  Business of Signature X Ltd. Limited Partnership.
              ------------------------------------------------

A.   Organization.
     ------------

     Signature X Ltd. Limited Partnership (hereinafter sometimes referred to as the "Issuer," the "Partnership" or the "Registrant") was originally organized pursuant to a Certificate and Agreement of Limited Partnership dated September 19, 1986, which was filed for record with the Marion County, Indiana, Recorder on September 19, 1986, in accordance with the Indiana Uniform Limited Partnership Act (I.C. Section 23-4-2-1 et seq.) ("ULPA"). On July 1, 1988, the Partnership filed a Certificate of Limited Partnership under the Revised Uniform Limited Partnership Act ("INRULPA"), thereby electing to be governed under the provisions of INRULPA. As a result, effective on July 1, 1988, the Partnership became a partnership governed by INRULPA rather than by the ULPA.

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

B.   The General Partner.
     -------------------

     The General Partner of the Partnership is Signature Inns, Inc. ("General Partner"), an Indiana corporation, which was incorporated on March 31, 1978.

C.   The General Partner's Affiliated Partnerships and Joint Ventures.
     ----------------------------------------------------------------

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

D.   The General Partner's Subsidiaries.
     ----------------------------------

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

     The S.I.E. Corporation subsidiary was organized in December 1995 and acts as general partner for Signature Northwestern Ltd. - I.

E.   Location of Signature Inn Hotels.
     --------------------------------

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


F.   The Signature Inn Hotel Concept.
     -------------------------------

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

G.   Hotel Industry Overview and Partnership Hotel Results.
     -----------------------------------------------------

     Signature Inn hotels operate in the "upper economy/limited service" segment of the hotel industry. The following table illustrates average occupancy and average daily room rates ("ADR") for the years indicated of the Partnership hotels and the Signature Inn chain (23 hotels) compared to "upper economy chains" and the industry:


                                Occupancy                 ADR
                        ---------------------   ----------------------
                         1995    1994    1993     1995    1994    1993
                         ----    ----    ----     ----    ----    ----
Florence                 67.3%   66.2%   63.5%   $51.74  $48.94  $46.87
Sharonville              55.6%   56.8%   53.5%   $54.59  $53.40  $50.43
Signature Inn Chain      67.2%   67.9%   66.2%   $55.81  $53.45  $50.48
Upper Economy Chains*    64.4%   65.4%   64.4%   $47.39  $46.08  $44.31
Hotel Industry*          65.5%   65.1%   63.1%   $67.34  $63.64  $61.31

*Source:  Smith Travel Research.
          ---------------------
                                     -5-

     The General Partner believes an important indicator of hotel performance within a segment of the industry is "revenue per available room" (REV PAR), which combines both the occupancy and the average daily room rate achieved. REV PAR for the years indicated for the Signature Inn chain and the "upper economy chains" is as follows:


                                              REV PAR
                                  ------------------------------
                                     1995       1994      1993
                                     ----       ----      ----
     Signature Inn Chain             $37.50     $36.29    $33.42
     Upper Economy Chains            $30.52     $28.87    $27.38


The upper economy/limited service hotels have performed better than all other segmentsin the industry during the past several years. It is management's belief that the economy/limited service hotel segment will continue to be the fastest growing segment in the U.S. hotel industry.
Accordingly, management believes that the Signature Inn chain of hotels are competitively positioned within thedomestic lodging industry. The hotel industry experienced declines in average occupancy rates for several years prior to 1991 brought on by room supply growth exceeding room demand, and annual average daily rate increases less than inflation due to significant discounting of room rates. In 1992, the industry began to improve with increasing average occupancy and larger average daily rate gains. Through
1995, this favorable trend has continued. However, continuation of this positive trend in the hotel industry is dependent in large part on demand growth in relation to supply growth over the next several years.
Room demand growth continues to increase faster than supply growth, although recently the supply growth appears to be accelerating.

H.   Trademarks.
     ----------

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




I.   The General Partner's Corporate Account Sales and Marketing.
     -----------------------------------------------------------

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

J.   The General Partner's Centralized Reservation System.
     ----------------------------------------------------

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

K.   The General Partner's Hotel Advertising.
     ---------------------------------------

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

L.   The General Partner's Employees.
     -------------------------------

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











M.   Seasonality.
     -----------

     Demand for hotel accommodations varies seasonally in the General
Partner's current market areas. Typically, demand for hotel accommodations and, correspondingly, occupancy rates for each of the Signature Inn hotels within the Signature chain will be higher during the period from March through October and lower during the period from November through February.

N.  Competition.
    -----------

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

O.   Refurbishing.
     ------------

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

P.   Energy and Environmental Factors.
     --------------------------------

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

Q.   Americans With Disabilities Act.
     -------------------------------

     The General Partner believes that all Signature Inn hotels within the Signature Inn chain currently are in compliance with the Americans With
Disabilities Act and does not anticipate that future compliance with this regulation will require substantial cash resources.



R.   Miscellaneous.
     -------------

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

S.   The Partnership's Hotels.
     ------------------------

     The business of the Partnership consists exclusively of the ownership and operation of two Signature Inn hotels located in Florence, Kentucky, and Sharonville, Ohio. A listing of these hotels, location, the number of rooms, and opening dates is as follows:



     Location of Hotel            Number of Rooms    Opening Date
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

T.   Reserves.
     --------

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

U.   Employees.
     ---------

     As of December 31, 1995, the Partnership employed approximately 50 employees, approximately ten (10) of whom were employed on a part-time basis.

V.   Summary of Partnership Agreement.
     --------------------------------

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

     (9)  Distribution Policies.
          ---------------------

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




                    General       Limited       General       Limited
                    Partner %     Partner %     Partner %     Partner %
                    Before        Before        After         After Item
                    Reallocation  Reallocation  Reallocation  Reallocation
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

         (10) Reports to Limited Partners.
              ---------------------------

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

W. The General Partner's Past Financial Difficulties, Restructurings, Refinancings and Capital Appreciation Fee.
         -----------------------------------------------------------------

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

X.       Certain Affiliated Partnerships' Operating Losses.
         -------------------------------------------------

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

         The following table sets forth the number of Units outstanding and the approximate number of holders or record of the Units as of the date of this report:


                       Number of             Number of
                   Outstanding Units      Holders of Record
                   -----------------      -----------------
                          364                   412


     Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Certain combined operating data for the years ended December 31, 1995, 1994 and 1993 is as follows for the two Partnership owned hotels - Sharonville (130 rooms) and Florence (125 rooms):


                     Occupancy                  Average Daily Rate
                     ---------                  ------------------
            1995      1994      1993        1995      1994       1993
            ----      ----      ----        ----      ----       ----
Combined    61.4%     61.4%     58.4%      $53.19    $51.21     $46.68

Results of Operations
- ---------------------

1995 compared to 1994

Room and other hotel revenues increased $90,276 or 3.0% over 1994, due primarily to the increase in room revenues. The average occupancy of the two hotels remained constant at 61.4% due to a demand in both of the hotel's market areas. The average daily rate inceased $1.98, or 3.9% due to chain-wide rate policy changes. Revenue per available room (REVPAR), which is the combination of occupancy and the average daily rate, increased to $32.66, or 3.9% over 1994. Interest income increased $5,634 over 1994 due to higher yields on greater investable cash balances.

Hotel operations and payroll costs totaling $1,778,524 represented an increase of $87,204 or 5.2% from 1994 due to the increase in maintenance costs and general increased costs of operating the hotels associated with inflation. Management and franchise fees, along with advertising and reservation contributions, are calculated as a percentage of revenues, as defined, and accordingly, fluctuate directly with hotel revenues. These costs, totaling $386,139, increased $11,801 or 3.2% from 1994.

Interest expense decreased $2,258 or .4% from 1994. This slight decrease is due to the scheduled amortization reduction of the mortgage notes. Depreciation and amortization of $304,398 represented a decrease of $70,595 compared to 1994. Depreciation expense decreased as certain depreciable assets became fully depreciated during 1995 and 1994.

1994 compared to 1993

Room and other hotel revenues increased $281,468 or 10.3% over 1993, due primarily to the increase in room revenues. The average occupancy increased
3.0 percentage points, or 5.1% due to some improvement in both of the hotel's market areas. The average daily rate increased $4.53, or 9.7% due to chain-wide policy rate changes. Revenue per available room (REVPAR) increased to $31.44, or 15.3% over 1993. Interest income increased $7,236 over 1993 due to higher yields on greater investable cash balances.

Hotel operations and payroll costs of $1,691,320 represented an increase of $92,858 or 5.8% from 1993 due to the increase in the occupancy of the hotels of 5.1% along with increased costs of operating the hotels associated with inflation. Management and franchise fees, along with advertising and reservation contributions, totaling $374,338, increased $35,521 or 10.5% from 1993.

Interest expense decreased $206,858 or 26.9% from 1993. The decrease is attributable mainly to the restructuring of the general partner note effective January 1, 1994. During 1993, no debt service payments were made on the note. Effective January 1, 1994, the note was restructured to be non-interest bearing, with annual principal payments equal to 50% of defined available cash flow (but not in excess of $237,736) and a maturity in 2004. During 1993, interest of $166,715 accrued on the note at the rate of prime plus 1%. Depreciation and amortization of $374,993 represented a decrease of $48,747 compared to 1993. Depreciation expense decreased as certain depreciable assets became fully depreciated during 1994 and 1993.

Liquidity and Capital Resources
- -------------------------------

The offering of partnership units was completed during 1988. A total of $3,640,000 was raised from limited partner capital contributions at $10,000 per unit and $404,445 was contributed by the general partner. During the year ended December 31, 1995 and 1994, the Partnership's capital needs were met primarily through operating cash flows. In addition, a $18,943 installment loan secured by a vehicle was obtained in 1995. In the early years of the Partnership, significant borrowings and cash advances were obtained from the general partner.

At December 31, 1995, the Partnership had two variable rate mortgage loans totaling approximately $5.3 million outstanding with maturities in 1998 and 2016. The $2,377,361 note payable due the general partner has a 2004 maturity. At maturity, the Partnership plans to obtain extensions or replacement first mortgage financing to retire the outstanding indebtedness. At December 31, 1995, the Partnership had $309,867 of cash and cash equivalents, compared to $212,006 at December 31, 1994. In addition, the Partnership set aside 4% of monthly revenues, as defined, for future refurbishing needs of the hotels. At December 31, 1995, the reserve funds amounted to $87,841 compared to $90,524 at December 31, 1994. It is expected that future refurbishing needs of the Partnership will be funded through the furniture and equipment reserves, and operating cash flows as necessary. The mortgage securing the Florence property requires a debt service fund be maintained of $225,000 prior to any partners distributions. No distributions to partners have been made as the debt service fund level has not been maintained due to the lack of operating cash flows.

Cash provided by operating activities from the two hotels was $430,753 in 1995 compared to $353,269 in 1994. This increase is due primarily to the increase in the financial performance of the hotels for 1995.

During 1995, the Partnership used $203,263 in investing activities compared to $126,007 in 1994. Additions to the furniture and equipment reserve fund were $149,998 in 1995 (including an additional $25,000 contribution from operating cash) compared to $118,875 in 1994. The remaining increase is due to capital additions funded from operating cash flows in 1995.

Net cash used in financing activities was $129,629 in 1995 compared to $120,290 in 1994. In 1995, the primary factors were proceeds of the new mortgage loan, principal repayments of $89,507 and repayments of general partner advances of $59,065.

The general partner believes that cash generated from the operation of the two hotels, along with existing cash balances, will provide adequate liquidity for the Partnership to meet its operating needs during the next twelve months.

Seasonality
- -----------

Demand for hotel accommodations varies seasonally in the two hotels' market areas. Typically, demand for hotel accommodations and correspondingly, occupancy rates for the hotels will be higher during the period from March through October and lower during the period from November through February.


Inflation
- ---------

The rate of inflation as measured by changes in the average consumer price index has not had a material effect on the Partnership's financial condition or results of operations for the periods presented.

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

                            SIGNATURES
                            ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              SIGNATURE X LTD. LIMITED
                              PARTNERSHIP



                              By /s/
                                 __________________________________________
                                 John D. Bontreger, President,
                                 Chairman of the Board and Chief
                                 Executive Officer of Signature Inns, Inc.,
                                 its General Partner

   Item 13.  Exhibits and Reports on Form 8-K.
   -------   --------------------------------


  (a)              EXHIBIT INDEX
                   -------------

Title of Exhibit                       Reference
- ----------------                       ---------
Plan of Acquisition,
  Reorganization, etc.                 Not applicable

Partnership Agreement and              Incorporated by reference to
Certificate                            S-1 Registration Statement

Instruments Defining Rights            Incorporated by reference to
of Security Holders                    S-1 Registration Statement

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

Letter on Change in Certifying
  Accounting                           Not applicable

Letter on Change in Accounting
  Principals                           Not applicable

Subsidiaries of the Registrant         Not applicable

Published Report Regarding
  Matters Submitted to Vote            Not applicable

Power of Attorney                      Not applicable

1995 Annual Report of
  Signature X Ltd. Limited
  Partnership                          Exhibit A


     (b) No reports on Form 8-K were filed by the Registrant during the last quarter of the period covered by this report.








                                     -26-
